Form 10KSB
period 2001-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2002-03-05
CIK 1160437

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-KSB

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                              OF 1934

  For the fiscal year ended 2001

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                              OF 1934

  For the transition period from _______________________ to _____________


  Commission file number ________________________________

                Medical Staffing Solutions, Inc.
         (Name of small business issuer in its charter)

           Nevada                            91-2135006
  (State or jurisdiction of               (I.R.S. Employer
      incorporation or                   Identification No.)
        organization)

3021 West Excel, Spokane, WA                    99208
    (Address of principal                    (Zip Code)
     executive offices)

            Issuer's telephone number: (509) 327-2964

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on
                                          which registered



Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value, 20,000,000 shares authorized
*     10,400,000 shares issued and outstanding as of December 31, 2001

*     10,500,000 shares issued and outstanding as of February 25, 2002


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___Yes _x_ No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2001.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold: $35,000 as of February 25, 2002.
                         TABLE OF CONTENTS

                                                               PAGE
PART I                                                          3
 Item 1. Description of Business.                               3
 Item 2. Description of Property.                               5
 Item 3. Legal Proceedings.                                     5
 Item 4. Submission of Matters to a Vote of Security Holders.   5
PART II                                                         6
 Item 5. Market for Common Equity and Related Stockholder
 Matters.                                                       6
 Item 6. Management's Discussion and Analysis or Plan of
 Operation.                                                     7
 Item 7. Financial Statements.                                  9
 Item 8. Changes In and Disagreements With Accountants on
 Accounting and Financial Disclosure.                           20
PART III                                                        21
 Item 9. Directors, Executive Officers, Promoters and Control
 Persons                                                        21
 Item 10. Executive Compensation.                               22
 Item 11. Security Ownership of Certain Beneficial Owners and
 Management.                                                    22
 Item 12. Certain Relationships and Related Transactions.       22
 Item 13. Exhibits and Reports on Form 8-K.                     23
SIGNATURES                                                      24
PART I

Item 1. Description of Business.

A.   Business Development and Summary

Medical Staffing Solutions, Inc. ("MSS" or the "Company") was incorporated in the State of Nevada on June 21, 2001. MSS plans to provide temporary medical staffing for hospitals, clinics, and nursing homes. As of December 31, 2001, MSS generated no revenues and was considered a development stage company.

MSS' administrative office is located at 3021 West Excel, Spokane, Washington 99208, telephone (509) 327-2964. MSS' registered resident agent is Custom Fund Group, Inc., 5353 West Desert Inn Road, Suite 2117, Nevada 89146.

MSS' fiscal year end is December 31.

B.   Business of Issuer

(1)  Principal Products and Services and Principal Markets

MSS plans to provide staffing services to institutions, occupational, and alternate site healthcare organizations by providing health care professionals to meet supplemental staffing needs. Often, MSS' potential clients use temporary healthcare professionals to maximize scheduling flexibility, to monitor and control costs, and to cover peak periods, illness and vacation time of their permanent staff.

In particular, MSS plans to address temporary staffing needs for the following categories of healthcare professionals:
                 *    registered nurses;
                 *    licensed practical nurses;
                 *    physical, speech and occupational therapists;
                 *    certified nursing assistants;
                 *    medical assistants; and
                 *    medical technologists.

These professionals typically work in hospitals, industrial settings, long-term care facilities, clinics, schools, physicians' offices, laboratories, home care agencies, and insurance companies. Initially, MSS plans to arrange for their assignments locally from its office in Spokane, Washington.

MSS plans to employ various healthcare professionals on an as-needed basis to meet client demand. However, specialized recruitment and retention programs will be offered to healthcare professionals as incentives for them to remain in the MSS' employ.

(2)  Distribution Methods of the Products or Services

MSS plans to obtain clients primarily through personal and corporate sales presentations, telephone marketing calls, direct mail solicitation, referrals from other clients and advertising on the Internet and in a variety of local media, including the Yellow Pages, newspapers, magazines, trade publications and television. Marketing efforts will also involve personal contact with case managers for managed health care programs, such as those involving health maintenance organizations and preferred provider organizations, insurance company representatives and employers with self-funded employee health benefit programs.

MSS believes that it has the local relationships and the knowledge of the regional market, in which it operates, required to compete effectively for referrals.

(3)  Status of any announced new product or service

None.

(4)  Industry background and competition

For many years, hospitals and other healthcare providers relied on full-time employees working double shifts and overtime to fulfill staffing needs in peak patient census times. This led to expanded costs and an increased number of mistakes by caregivers because of fatigue. In response to that, healthcare providers started to turn to temporary professional help.

MSS plans to enter a market that is highly competitive and fragmented. To the best of MSS' knowledge, today there are a few national companies, hundreds of regional companies and thousands of locally based independent health care organizations, which may be offering temporary staffing solutions. These competitors can be not-for-profit organizations or for-profit organizations. In the opinion of MSS' management, there is no single company that dominates the market.

MSS competes for a limited pool of health care professionals. The intensity of competition in the industry affects the availability of personnel, quality and expertise of services, and the value and price of services.

MSS may have existing competitors, as well as a number of potential new competitors, who have greater name recognition, and significantly greater financial, technical and marketing resources than MSS. This may allow them to devote greater resources to the development and promotion of their services. These competitors may also undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies and make more attractive offers to existing and potential clients.

MSS expects that industry forces will impact it and its competitors. MSS' competitors will likely strive to improve their service offerings and price competitiveness. MSS also expects its competitors to develop new strategic relationships with providers and referral sources, which could result in increased competition. The introduction of new and enhanced services, acquisitions and industry consolidation and the development of strategic relationships by the MSS' competitors could cause a decline in sales or loss of market acceptance of the services or price competition, or make the MSS' services less attractive.

(5)  Recruitment Plans

MSS plans to recruit needed professionals through a variety of sources, including advertising in local media, job fairs, solicitations on web sites, direct mail and telephone solicitations, as well as referrals obtained directly from clients and other caregivers. MSS will pay its recruited professionals on an hourly basis for time actually worked, subject to a four-hour daily minimum on the days worked. The wages paid may vary in different geographic areas to reflect the prevailing wages paid for the particular skills in the community where the services are performed.

(6)   Customers

MSS does not have an established client base. MSS plans to provide staffing services to institutions, occupational, and alternate site healthcare organizations. At this time, MSS does not anticipate that its business will depend disproportionately on any particular client or a group of clients. Of this, however, there can be no assurance.

(7)  Intellectual Property

MSS does not have any patents, trademarks, licenses, franchises, concessions or royalty agreements.

(8)  Need for Government Approval

The staffing efforts of MSS will focus on marketing temporary services of professionals certified by appropriate government bodies. MSS will work only with medical professionals who maintain current certification and licensing with each state in which they practice. Some states may issue a temporary license until the permanent license is obtained. MSS will have no direct role in obtaining individual licenses.

(9)  Effect of existing or probable government regulations

MSS does not expect existing or probable government regulations to affect MSS' business to a material extent. MSS will have no direct role in securing licenses for medical professionals, with whom MSS plans to work. Such medical professionals will (1) bear full responsibility for securing and maintaining their licenses and (2) be fully liable for services they perform during the temporary placement period arranged by MSS.

(10) Employees

MSS is currently in the development stage. During the development stage, MSS plans to rely exclusively on the services of its officers and directors to set up its business operations. Currently, two such officers and directors (Kelly P. Jones and Nicole M. Jones) are involved in MSS business on a daily basis.

Item 2. Description of Property.

MSS'  uses  the administrative office located at 3021 West  Excel,
Spokane,   Washington  99208.   A  director  and  shareholder   is
providing the office space at no charge to MSS.

Item 3. Legal Proceedings.

MSS is not a party to any pending or threatened legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2001, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.




                              PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

As of February 25, 2002, there is no public market in MSS' Common Stock. However, non-affiliates of MSS hold 200,000 shares of Common Stock, which are registered under the Securities Act of 1933 and could be sold in a public market, if and when such public market develops. The remaining 10,300,000 shares of Common Stock issued and outstanding as of February 25, 2002 are restricted securities for purposes of the Securities Act of 1933.

As of February 25, 2002,
* there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of MSS;
* there is no stock that currently could be sold pursuant to Rule 144 under the Securities Act or that MSS agreed to register for sale;

* in the future, all 10,300,000 restricted shares of Common Stock of MSS will be eligible for sale pursuant to Rule 144 under the Securities Act; and
* other than the stock sold under the SB-2 Registration, there is no stock that has been proposed to be publicly offered resulting in dilution to current shareholders.

Holders

As of December 31, 2001, MSS had approximately 10,400,000 shares of $0.001 par value common stock issued and outstanding held by approximately three (3) shareholders of record. As of February 25, 2002, MSS had approximately 10,500,000 shares of $0.001 par value common stock issued and outstanding held by approximately twenty-three (23) shareholders of record. MSS' Transfer Agent is Executive Registrar & Transfer Agency, 3118 W. Thomas Road, Suite 707, Phoenix, AZ 85017, phone (602) 415-1273.

Dividends

MSS has never declared or paid any cash dividends on its common stock. For the foreseeable future, MSS intends to retain any earnings to finance the development and expansion of its business, and it does not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including MSS' financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Recent Sales of Unregistered Securities.

During June 2001, MSS issued 10,000,000 shares of its $0.001 par value common stock to Kelly P. Jones, an officer and director, in exchange for $1,300 in cash and $8,700 in subscription receivable. The total amount of the transaction was $10,000 or $0.001 per share. That sale of stock by MSS did not involve any public offering or solicitation. At the time of the issuance, Kelly P. Jones was in possession of all available material information about MSS. Also, Kelly P. Jones had a degree of financial sophistication, which allowed him to make an independent assessment of the investment merits of MSS. On the basis of these facts, MSS claims that the issuance of stock to Kelly P. Jones was qualified for the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

During August 2001, the Company issued 200,000 shares of its $0.001 par value common stock to Lynn-Cole Capital Corporation, a creditor, in exchange for cash in the amount of $5,000, or $0.025 per share, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The principal of Lynn-Cole Capital Corporation, a sophisticated investor, made the investment decision on the basis of material information disclosed to her by MSS.

During September 2001, the Company issued 200,000 shares of its $0.001 par value common stock in exchange for cash in the amount of $5,000, or $0.025 per share, to Earl Gilbrech, an unaffiliated investor, pursuant to the exemption from registration contained in
Section 4(2) of the Securities Act of 1933. Mr. Gilbrech, a sophisticated investor, was familiar with MSS business plans and made the investment decision on the basis of material information disclosed to him by MSS.

Recent Registered Offering

The SB-2 Registration Statement of MSS, as amended, deemed effective by the SEC on January 11, 2002 (the "Registration Statement"), offered an aggregate of up to 500,000 shares of $0.001 par value common stock (the "Common Stock") for sale at $0.25 per share, of which up to 400,000 shares were offered by MSS and up to 100,000 shares were offered by Selling Stockholders in a self-underwritten offering.

During February 2002, MSS sold 100,000 shares of Common Stock to approximately twenty (20) investors unaffiliated with MSS pursuant to the Registration Statement. The price per share in the offering was $0.25 for total cash proceeds of $25,000. As of February 25, 2002, MSS deregistered 300,000 shares of Common Stock representing the unsold portion of Common Stock offered by MSS pursuant to the Registration Statement. The securities registered for sale by Selling Stockholder continue to be subject to the Registration Statement.

Pursuant to Rule 463 under the Securities Act of 1933, MSS plans to report the use of proceeds of the offering pursuant to the Registration Statement in the quarterly report on form 10-QSB for the quarter ending on March 31, 2002, and, if applicable, in subsequent periodic filings.

Item 6. Management's Discussion and Analysis or Plan of Operation.

This section must be read in conjunction with the Audited Financial Statements included in this report.

A.   Management's Discussion

The Company was incorporated in the State of Nevada on June 21, 2001. The Company is a startup and has not yet realized any revenues. To date, the Company has:
*    raised the start-up capital through private equity offerings,
* recruited and retained a management team and board of directors, and
*    developed a business plan.

In the initial approximately six-month operating period from June 21, 2001 (inception) to December 31, 2001, the Company generated no revenues from operations while incurring $10,876 in general and administrative expenses. This resulted in a cumulative net loss of $10,875 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

B.   Plan of Operation

MSS estimates that it needs a minimum of $20,000 to maintain bare-bones operations for the next twelve (12) months. In this context, "bare-bones operations" means all of the following:
1. MSS will not be able to work with more than one independent contractor at a time;
2. MSS will concentrate its operations exclusively in a small target market not extending beyond the Spokane area; and
3. MSS will perform all administrative and office functions out of the home of Kelly P. Jones and Nicole M. Jones.

In January 2002, MSS raised approximately $25,000 in a registered public offering of common stock pursuant to the SB-2 Registration. MSS believes that the proceeds of the offering together with $939 in cash as reported as of December 31, 2001 will be sufficient to maintain operations for the next twelve (12) months.

Over the next twelve (12) months MSS plans to invest up to $9,000 in office furniture and office equipment, including computers and peripherals, a fax machine, a copier, and a phone system. If sufficient funds are available, over the next twelve (12) months MSS plans to acquire up to $13,500 in medical equipment and supplies for use by MSS' independent contractors.

MSS anticipates that over the next twelve (12) months MSS will not hire any additional full- or part-time employees, as the services provided by Kelly P. Jones and Nicole M. Jones appear sufficient during the initial growth stage.

Sales growth in the next six (6) to twelve (12) months is important for the MSS' plan of operations. However, the Company cannot guarantee that it will generate such growth. If the Company does not generate sufficient cash flow to support its operations in the next twelve (12) to eighteen (18) months, it may need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern. However, there can be no assurance that the Company would be able to raise enough capital to stay in business.

The first goal of MSS is to obtain contracts from local hospitals, clinics and nursing homes and start advertising and recruiting professional staff to fill the contractual obligations. This should take several months and include filling out necessary paperwork for contracts and then recruiting people to work open positions. Verification of licensure in Washington can be done via the Internet.

Once MSS has contracts established and start building a reputation for quality staff, MSS will start looking to expand. MSS foresees attaining reaching that stage in 12-18 months.

The second goal is to expand the business to outlying rural hospitals, clinics and nursing homes. MSS will obtain contracts for staffing needs all the while recruiting through advertisement, word of mouth and by attending local and nation healthcare profession conferences. MSS foresees it taking 18-36 months to expand in the state of Washington.

The next step would be to expand outside of Washington State and into Idaho, Oregon, and Montana. All have reported a need for qualified staffing in hospital, clinic and nursing homes. MSS plans on doing most of the selling of its services in those markets by personally visiting managers and recruiters. MSS will develop a survey or questionnaire to assess the need of each individual contract opportunity. The expansion in each will greatly enhance the earning ability of the business but is likely to be attained not earlier than 3-5 years from inception of the business. MSS expects to attain profitability at that point.

Finally, after MSS has established itself in the northwest market, further expansion into all areas of the United States is expected. MSS' goal is to establish several offices in major cities throughout the US, to advertise nationally and to attend all necessary professional conferences. MSS estimates the attainment of this goal to take at least five years.

Item 7. Financial Statements.

The following financial statements are included as part of this report:
1.   Independent Auditor's Report
2.   Balance Sheet as of December 31, 2001.
3. Statement of Operations for the period June 21, 2001 (Date of Inception) through December 31, 2001.
4. Statement of Changes in Stockholders' Equity for the period June 21, 2001 (Date of Inception) through December 31, 2001.
5. Statement of Cash Flows for the period June 21, 2001 (Date of Inception) through December 31, 2001.
6.   Footnotes








                 Medical Staffing Solutions, Inc.
                   (A Development Stage Company)

                           Balance Sheet
                               as of
                         December 31, 2001

                                and

                     Statement of Operations,
               Changes in Stockholders' Equity, and
                            Cash Flows
                          for the period
                 June 21, 2001 (Date of Inception)
                              through
                         December 31, 2001



                         TABLE OF CONTENTS





                                        PAGE

Independent Auditor's Report             1

Balance Sheet                            2

Statement of Operations                  3

Statement of Changes in Stockholders'    4
Equity

Statement of Cash Flows                  5

Footnotes                                6



G. BRAD BECKSTEAD
Certified Public Accountant
                                               330 E. Warm Springs
                                               Las Vegas, NV 89119
                                                      702.257.1984
                                                702.362.0540 (fax)

                   INDEPENDENT AUDITOR'S REPORT


February 22, 2002

Board of Directors
Medical Staffing Solutions, Inc.
Las Vegas, NV

I have audited the Balance Sheet of Medical Staffing Solutions, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001, and the related Statement of Operations, Stockholders' Equity, and Cash Flows for the period June 21, 2001 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Staffing Solutions, Inc. (A Development Stage Company) as of December 31, 2001, and the results of its operations and cash flows for the period June 21, 2001 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA

G. Brad Beckstead, CPA




                 Medical Staffing Solutions, Inc.
                   (a Development Stage Company)
                           Balance Sheet
                                          December 31,
                                             2001
Assets

Current assets:
  Cash and equivalents                   $       939
       Total current assets                      939

                                         $       939

Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable - related party       $       514
       Total current liabilities                 514

Stockholders' equity:
  Common stock, $0.001 par value,
     20,000,000 shares authorized,
     10,400,000 shares issued and
     outstanding
                                             10,400
  Preferred stock, $0.001 par value,
     5,000,000 shares authorized, no
     shares issued and outstanding
                                                  -
  Additional paid-in capital                  9,600
  Subscriptions receivable                   (8,700)
  (Deficit) accumulated during              (10,875)
  development stage
                                                425

                                         $      939

The accompanying notes are an integral part of these financial statements.




                 Medical Staffing Solutions, Inc.
                   (a Development Stage Company)
                      Statement of Operations

                                 June 21, 2001
                                (Inception) to
                                  December 31,
                                     2001

Revenue                        $          -

Expenses:
    General & administrative          7,792
   expenses
    Equipment rent - related          3,084
   party
       Total expenses                10,876

Other income:
    Interest income                       1

Net (loss)                     $   (10,875)

Weighted average number of
    common shares outstanding    10,236,449


Net (loss) per share           $     (0.00)

The accompanying notes are an integral part of these financial statements.




                 Medical Staffing Solutions, Inc.
                   (a Development Stage Company)
           Statement of Changes in Stockholders' Equity

                                                      (Deficit)
                                                     Accumulated      Total
                              Additional  Subscrip-    During       Stockhol-
               Common Stock     Paid-in   tions      Development      ders'
            Shares     Amount   Capital   Receivable   Stage         Equity

June 2001
 Founder    10,000,000 $10,000  $     -   $ (8,700)  $       -  $     1,300
 shares

August 2001
 Issued for    200,000     200    4,800          -           -        5,000
 cash

September
2001
 Issued for    200,000     200    4,800          -           -        5,000
 cash

Net (loss)
 June 21, 2001
 (inception) to
 December 31, 2001                                    (10,875)      (10,875)


Balance,    10,400,000 $10,400  $ 9,600  $ (8,700)   $(10,875)  $       425
12/31/01

The accompanying notes are an integral part of these financial statements.




                 Medical Staffing Solutions, Inc.
                   (a Development Stage Company)
                      Statement of Cash Flows
                                                June 21, 2001
                                                (Inception) to
                                                December 31,
                                                     2001
Cash flows from operating activities
Net (loss)                                    $   (10,875)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:

              Increase in accounts payable            514
Net cash (used) by operating activities           (10,361)

Cash flows from investing activities
Net cash provided (used) by investing                   -
activities

Cash flows from financing activities
              Issuances of common stock            20,000
              Subscription receivable              (8,700)
Net cash provided by financing activities          11,300

Net increase in cash                                  939
Cash - beginning                                        -
Cash - ending                                  $      939

Supplemental disclosures:
              Interest paid                    $        -
              Income taxes paid                $        -

Non-cash transactions:
              Stock issued for services        $        -
              provided
              Number of shares issued for               -
              services

The accompanying notes are an integral part of these financial statements.




                 Medical Staffing Solutions, Inc.
                   (a Development Stage Company)
                               Notes

Note 1 - History and organization of the company

The Company was organized June 21, 2001 (Date of Inception) under the laws of the State of Nevada, as Medical Staffing Solutions, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

Note 2 - Accounting policies and procedures

Use of estimates
  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are cash equivalents in the amount of $51 as of December 31, 2001.

Revenue recognition
  The Company recognizes revenue on the accrual basis.

Advertising costs
  The  Company  expenses  all  costs of advertising  as  incurred.
  There  were  no  advertising  costs  included  in  general   and
  administrative expenses as of December 31, 2001.

Fair value of financial instruments
  Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
  Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Reporting on the costs of start-up activities
  Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends
  The Company has not yet adopted any policy regarding payment  of
  dividends.   No  dividends  have been  paid  or  declared  since
  inception.

Segment reporting
  The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
  The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be
  realized.   Future  changes  in  such  valuation  allowance  are
  included in the provision for deferred income taxes in the period of change.

  Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
  The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Year end
  The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via securities offering registered on Form SB-2. The Company estimates that it will need a minimum of $20,000 to maintain operations for the next twelve months. If the securities offering does not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan not to exceed $20,000 over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The
Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

          U.S federal statutory rate         (34.0%)
          Valuation reserve                   34.0%
          Total                                  -%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $10,875 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

Note 5 - Commitments

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term is for 18 months commencing on July 15, 2001 with monthly payments of $514.
Note 6 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During June 2001, the Company issued 10,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for cash in the amount of $1,300. Of the total, $1,300 is considered common stock and $8,700 is considered subscriptions receivable.

During August 2001, the Company issued 200,000 shares of its $0.001 par value common stock to a creditor in exchange for cash in the amount of $5,000.

During September 2001, the Company issued 200,000 shares of its $0.001 par value common stock to an individual in exchange for cash in the amount of $5,000.

There have been no other issuances of common and/or preferred stock.

Note 7 - Related party transactions

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term is for 18 months commencing on July 15, 2001 with monthly payments of $514. As of December 31, 2001, the Company paid the shareholder a total of $2,570.

Office  space  and  services  are provided  without  charge  by  a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 8 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

Note 9 - Subsequent events

During February 2002, the Company issued 100,000 shares of its $0.001 par value common stock for total cash of $25,000 in an offering registered via Form SB-2.

Item   8.  Changes  In  and  Disagreements  With  Accountants   on
Accounting and Financial Disclosure.

None.


                             PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and  Control
      Persons

Directors, Executive Officers, Promoters and Control Persons

Each of MSS' directors is elected by the stockholders to a term of one (1) year and serves until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding executive officers and directors of MSS as of February 25, 2002:

Name and Address       Age                Position

 Kelly P. Jones        31         President & CEO, Director
 Nicole M. Jones       30        Vice-President, Secretary &
                                     Controller, Director

The persons named above have held their office/position since inception of MSS and are expected to hold their office/position until the next annual meeting of MSS' stockholders.

Background of Directors, Executive Officers, Promoters and Control
Persons

Kelly P. Jones, President & CEO, Director, graduated from college in 1994 with an AAS degree in respiratory therapy. After college, Mr. Jones was employed by a local hospital (a) working as a staff therapist and (b) teaching the respiratory therapy clinical program for 1 year. Mr. Jones was an admired worker and was very active in his professional community. In 1997 Mr. Jones went to work for a nationally recognized critical care air transport service. Over the course of the last 7 years he has become intimately aware of the present and accelerating staffing shortages within the medical community. The following list summarizes Mr. Jones' experience from 1994 to present:

* 2001-present  Sacred Heart Medical Center, Staff Respiratory Therapist

* 1997-2001     Northwest Medstar, flight respiratory Therapist

* 1995-1996     Spokane Community College, Respiratory Therapist
                clinical Instructor
* 1995-1997     Holy Family Hospital, Staff respiratory Therapist

* 1994-1995     Preferred Medical, Equipment and service salesman,
                respiratory therapist

Nicole M. Jones, Vice-President, Secretary & Controller, Director, graduated with a BS degree in nursing in 1994. Ms. Jones has worked in the nursing field since graduating. She currently works in the intensive care nursery at a local hospital. Ms. Jones has first hand experience with nursing shortages and has put in many exhausting hours working mandatory overtime. She has seen the need for qualified temporary staff increase greatly over the last several years. The following list summarizes Ms. Jones' experience from 1994 to present:

*  1997-present   Sacred Heart Medical, Neonatal Intensive Care Nurse

*  1996-1997      Holy Family Hospital, Medical/Surgical. Registered Nurse

*  1994-1996      Manor Healthcare, Registered Nurse


Family Relationships

Kelly P. Jones is married to Nicole M. Jones.




Involvement in Certain Legal Proceedings

No director, officer, significant employee, or consultant of MSS has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of MSS has been permanently or temporarily enjoined, barred, suspended, or otherwise limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of MSS has been convicted of violating a federal or state securities or commodities law.

Item 10. Executive Compensation.

                                             Compensation for the Period
                                            from Inception (June 21, 2001)
                                                 to December 31, 2001
 Name           Position                         Salary          Other

Kelly P. Jones  President & CEO, Director          $0              $0

Nicole M. Jones Vice-President,                    $0              $0
                Secretary & Controller,
                Director


There are no existing or planned option/SAR grants.

Item  11.  Security  Ownership of Certain  Beneficial  Owners  and
Management.

The following table sets forth certain information as of December 31, 2001 with respect to the beneficial ownership of MSS' Common Stock by all persons known by MSS to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to MSS' knowledge, either sole or majority voting and investment power.

Title Of     Name and         Position     Amount of  Percent of
 Class      Address of                      shares      Class
            Beneficial                      held by
          Owner of Shares                    Owner

Common    Kelly Jones      President and   10,000,000    96.15%
          3021 West Excel  CEO, Director
          Spokane, WA
          99208

Common                     Executive       10,000,000    96.15%
                           Officers   and
                           Directors as a
                           Group

Item 12. Certain Relationships and Related Transactions.

On June 23, 2001, MSS signed an equipment financing agreement with Lynn-Cole Capital Corporation ("Lynn-Cole Capital"), a shareholder, for a vehicle. The term is for 18 months commenced on July 15, 2001. The amount of the monthly payment is $514. As of December 31, 2001, MSS paid Lynn-Cole Capital a total of $2,570. The agreement with Lynn-Cole Capital constitutes a pass-through arrangement, in which the vehicle is leased by Lynn-Cole
Capital  through  Key  Bank at the exact same  rate  as  Lynn-Cole
Capital charges MSS. Thus, in the opinion of MSS, the terms of the arrangement are as favorable as could have been obtained from an unrelated third party.

MSS uses office space and services provided without charge by Kelly P. Jones, a director and shareholder.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (i) Articles of Incorporation of MSS filed on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (ii) Bylaws of MSS adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

  23.    Consent of Experts and Counsel
         Consent of G. Brad Beckstead, CPA.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.




                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                Medical Staffing Solutions, Inc.
                          (Registrant)

             By: /s/ Kelly P. Jones, President & CEO

                        February 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date

/s/ Kelly P. Jones      President & CEO,      February 26, 2002
                            Director
   Kelly P. Jones

/s/ Nicole M. Jones     Vice-President,       February 26, 2002
                          Secretary &
  Nicole M. Jones     Controller, Director

/s/ Kelly P. Jones    Principal Financial     February 26, 2002
                            Officer
   Kelly P. Jones

/s/ Nicole M. Jones   Principal Accounting    February 26, 2002
                            Officer
  Nicole M. Jones






EXHIBIT 23.    Consent of Experts and Counsel


G. BRAD BECKSTEAD
Certified Public Accountant
                                               330 E. Warm Springs
                                               Las Vegas, NV 89119
                                                      702.257.1984
                                                702.362.0540 (fax)

February 22, 2002

To Whom It May Concern:

I have issued my report dated February 22, 2002, accompanying the financial statements of Medical Staffing Solutions, Inc. on Form 10-KSB for the period of June 21, 2001 (inception date) through December 31, 2001. I hereby consent to the incorporation by reference of said report in the Annual Report of Medical Staffing Solutions, Inc. on Form 10-KSB (File No. 333-71276).

Signed,

/s/ G. Brad Beckstead, CPA

G. Brad Beckstead, CPA