Form 10QSB
period 2002-05-13
MEDICAL STAFFING SOLUTIONS INC
filed 2002-05-14
CIK 1160437

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     [X]  EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to ______________


         Commission file number _______________________________________


                      Medical Staffing Solutions, Inc.
   (Exact name of small business issuer as specified in its charter)


              Nevada                           91-2135006
     (State or jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)

                                  3021 West Excel
                                 Spokane, WA 99208
                    (Address of principal executive offices)

                                 (509) 327-2964
                           (Issuer's telephone number)


                 (Former name, former address and former fiscal
                       year, if changed since last report)


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, 10,500,000 shares issued and outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (Check one): Yes[ ]  No [X]





                              TABLE OF CONTENTS

                                                                          PAGE

PART I - FINANCIAL INFORMATION                                              3
 Item 1. Financial Statements.                                              3
 Item 2. Management's Discussion and Analysis or Plan of Operation.        10

PART II - OTHER INFORMATION                                                12
 Item 1. Legal Proceedings.                                                12
 Item 2. Changes in Securities.                                            12
 Item 3. Defaults Upon Senior Securities                                   12
 Item 4. Submission of Matters to a Vote of Security Holders.              12
 Item 5. Other Information.                                                13
 Item 6. Exhibits and Reports on Form 8-K.                                 13

SIGNATURES                                                                 14






PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

*    Report of G. Brad Beckstead, CPA.

*    Balance Sheets as of March 31, 2002 and December 31, 2001.

* Statements of Operations for the Three Months Ended March 31, 2002 and March 31, 2001 and the Period June 21, 2001 (inception) to March 31, 2002.

* Statement of Cash Flows for the Three Months Ended March 31, 2002 and March 31, 2001 and the Period June 21, 2001 (inception) to March 31, 2002.

*    Notes to Financial Statements



G. BRAD BECKSTEAD
Certified Public Accountant

                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (Fax)

             INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors
Medical Staffing Solutions, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Medical Staffing Solutions, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2002 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and for the period June 21, 2001 (Inception) to March 31, 2002, and statements of cash flows for the three-months ended March 31, 2002 and 2001 and for the period June 21, 2001 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Medical Staffing Solutions, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 22, 2002, I expressed an unqualified opinion on those financial statements.

/s/ G. Brad Beckstead, CPA

May 13, 2002

                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                         Balance Sheets

                                             (unaudited)
                                               March 31,     December 31,

                                                 2002           2001
Assets


Current assets:
 Cash and equivalents                       $    14,136         $ 939

 Prepaid equipment rent - related party           4,111             -

   Total current assets                          18,247           939

Fixed assets, net                                 1,366             -

                                            $    19,613         $ 939


Liabilities and Stockholder's Equity

Current liabilities:
 Accounts payable - related party           $         -   $       514

   Total current liabilities                          -           514

Stockholder's equity:

 Preferred stock, $0.001 par value,
  5,000,000 shares authorized,
  no shares issued and outstanding                    -             -
 Common stock, $0.001 par value,
  20,000,000 shares authorized,
  10,500,000 and 10,400,000
  shares issued and outstanding
  as of 3/31/02 and 12/31/01,
  respectively                                   10,500        10,400
 Additional paid-in capital                      34,500         9,600
 Subscriptions receivable                        (8,729)       (8,700)
 (Deficit) accumulated during
 development stage                              (16,658)      (10,875)

                                                 19,613           425

                                            $    19,613         $ 939


  The accompanying notes are an integral part of the financial statements.







                   Medical Staffing Solutions, Inc.
                     (a Development Stage Company)
                       Statements of Operations

                                      Three Months Ending    June 21, 2001
                                             March 31,        (Inception)
                                                              to March 31,

                                        2002          2001        2002



Revenue                           $        -          $  -    $      -


Expenses:
 General and administrative
 expenses                               4,194            -      11,986
 Equipment rent - related party         1,542            -       4,626
 Depreciation                              47            -          47
  Total expenses                        5,783            -      16,659

Other income:                               -            -
 Interest income


Net (loss)                        $    (5,783)        $  -   $ (16,658)

Weighted average number of
 common shares outstanding -
basic and fully diluted            10,441,111            -


Net (loss) per share - basic &
 fully diluted                    $     (0.00)        $  -


     The accompanying notes are an integral part of the financial statements.







              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows

                                     Three Months Ending     June 21, 2001
                                           March 31,          (Inception)
                                                              to March 31,

                                     2002         2001           2002

Cash flows from operating
activities
Net (loss)                        $   (5,783)   $    -       $ (16,658)
Depreciation
                                          47         -              47
Adjustments to reconcile net
(loss) to
 net cash (used) by operating
 activities:
   (Increase) in prepaid
  equipment rent - related party      (4,111)        -          (4,111)
   (Decrease) in accounts payable
  - related party                       (514)        -               -
Net cash (used) by operating
activities                           (10,361)        -         (20,722)

Cash flows from investing
activities
 Purchase of fixed assets
                                      (1,413)        -          (1,413)
Net cash (used) by investing
activities                            (1,413)        -          (1,413)

Cash flows from financing
activities
 Issuances of common stock
                                      25,000         -          45,000
 Subscriptions receivable
                                         (29)        -          (8,729)
Net cash provided by financing
activities                            24,971         -          36,271

Net increase in cash
                                      13,197         -          14,136
Cash - beginning
                                         939         -               -
Cash - ending                     $   14,136     $   -        $ 14,136


Supplemental disclosures:
 Interest paid                    $        -     $   -         $     -

 Income taxes paid                $        -     $   -         $     -


The accompanying notes are an integral part of the financial statements.



                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                              Notes

Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $16,658 for the period from June 21, 2001 (inception) to March 31, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid equipment rent

During the three-month period ended March 31, 2002, the Company paid a shareholder a total of $4,111 for equipment rent for the period from April 2002 through November 2002.

Note 4 - Fixed assets

The Company purchased computer equipment in the amount of $1,413 during the period ended March 31, 2002. Depreciation expense totaled $47 for the period ended March 31, 2002.

Note 5 - Stockholder's equity

The  Company is authorized to issue 20,000 shares of  its  $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During February 2002, the Company completed it offering registered via Form SB-2 and issued a total of 100,000 shares of its $0.001 par value common stock in exchange for cash of $25,000 (of which $24,971 was received by March 31, 2002.) The remaining $29 is considered subscriptions receivable.

Note 6 - Related party transactions

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term is for 18 months commencing on July 15, 2001 with monthly payments of $514. As of March 31, 2002, the Company paid the shareholder a total of $8,737. Of the total, $4,626 is for equipment rent expense and $4,111 is for prepaid equipment rent for the periods of April 2002 through November 2002.

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.



Item 2. Management's Discussion and Analysis or Plan of
      Operation.

This  section  must  be read in conjunction  with  the  unaudited
Financial Statements included in this report.

A.   Management's Discussion

Medical  Staffing  Solutions, Inc. ("MSS" or the  "Company")  was
incorporated  in  the  State of Nevada on  June  21,  2001.   The
Company  is a startup and has not yet realized any revenues.   To
date, the Company has:
* raised   the  start-up  capital  through  private   equity
  offerings,
* recruited and retained a management team and board of directors, and
* developed a business plan.

In the initial approximately nine-month operating period from June 21, 2001 (inception) to March 31, 2002, the Company generated $1 in interest income and no revenues from operations while incurring $16,659 in general and administrative expenses. This resulted in a cumulative net loss of $16,658 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Three-Month Period Ended March 31, 2002

During the three-month period ended March 31, 2002, the Company incurred $5,783 in expenses, consisting of $4,194 in general & administrative expenses; $1,542 in equipment rent; and $47 in depreciation. The general & administrative expenses included a payment to a shareholder of a total of $4,111 for equipment rent covering the period from April 2002 through November 2002.

During  the three-month period ended March 31, 2002, the  Company
purchased   computer   equipment  in  the   amount   of   $1,413.
Depreciation expense totaled $47 for the period ended March 31, 2002.

B.   Plan of Operation

Liquidity and Capital Resources

MSS  estimates  that it needs approximately $12,000  to  maintain
bare-bones operations for the next twelve (12) months.   In  this
context, "bare-bones operations" means all of the following:
1. MSS will not be able to work with more than one independent contractor at a time;
2. MSS will concentrate its operations exclusively in a small target market not extending beyond the Spokane area; and
3. MSS will perform all administrative and office functions out of the home of Kelly P. Jones and Nicole M. Jones.

In January 2002, MSS raised approximately $25,000 in a registered public offering of common stock pursuant to the SB-2
Registration. As of March 31, 2002, MSS used approximately $11,800 of the net proceeds of the offering (see Item 2: "Changes in Securities" for a detailed description of major uses of proceeds as of March 31, 2002).

As of March 31, 2002, MSS had $18,247 in working capital. MSS' current assets as of March 31, 2002 consisted of $14,136 in cash and $4,111 in prepaid equipment leases. MSS believes that it has sufficient resources to maintain operations for the next twelve
(12) months.

Plan of Operation

Over the next twelve (12) months MSS plans to invest up to $9,000 in office furniture and office equipment, including computers and peripherals, a fax machine, a copier, and a phone system. If sufficient funds are available, over the next twelve (12) months MSS plans to acquire up to $13,500 in medical equipment and supplies for use by MSS' independent contractors.

MSS anticipates that over the next twelve (12) months MSS will not hire any additional full- or part-time employees, as the services provided by Kelly P. Jones and Nicole M. Jones appear sufficient during the initial growth stage. However, Mr. Kelly
P. Jones, President & CEO of the Company, has recently been accepted by Kigezi International School of Medicine in London, United Kingdom (see Item 5: "Other Information"). As a result of this, Mr. Jones will dedicate substantially smaller portion of his time to the affairs of the Company. The Company is currently researching available options, which would ensure the continuity of management and operations.

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

Finally, after MSS has established itself in the northwest market, further expansion into all areas of the United States is expected. MSS' goal is to establish several offices in major cities throughout the US, to advertise nationally and to attend all necessary professional conferences. MSS estimates the attainment of this goal to take at least five years.
                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

Recent Registered Offering

The SB-2 Registration Statement of MSS, as amended (SEC File Number 333-71276), deemed effective by the SEC on January 11, 2002 (the "Registration Statement"), offered an aggregate of up to 500,000 shares of $0.001 par value common stock (the "Common Stock") for sale at $0.25 per share, of which up to 400,000 shares or $125,000 were offered by MSS and up to 100,000 shares or $25,000 were offered by Selling Stockholders in a self-underwritten offering.

During February 2002, MSS sold 100,000 shares of Common Stock to approximately twenty (20) investors unaffiliated with MSS pursuant to the Registration Statement. The price per share in the offering was $0.25 for total cash proceeds of $25,000. As of February 25, 2002, MSS deregistered 300,000 shares of Common Stock representing the unsold portion of Common Stock offered by MSS pursuant to the Registration Statement. As of February 25, 2002, the total expenses of the offering equaled approximately $8,000. The securities registered for sale by Selling Stockholder continue to be subject to the Registration Statement.

During the three-month period ended March 31, 2002, the Company used a portion of the net proceeds from the offering as follows
(the list does not include expense items, for which the Company used less than five (5) percent of the offering proceeds):

         Item              Amount

Vehicle Lease             $6,167.16

Accounting Fees           $1,500.00
Purchase   of   Office
Equipment                 $1,413.39

Total                     $9,080.55

None of the uses described above were direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten (10) percent or more of any class of equity securities of the Company; or to affiliates of the Company.

The actual uses of proceeds described above were consistent with the anticipated uses of proceeds described in the Prospectus for the offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Mr. Kelly P. Jones, President & CEO of the Company, has been accepted by Kigezi International School of Medicine in London, United Kingdom. Mr. Jones anticipates commencing full-time studies in September 2002. Consequently, beginning in September 2002, Mr. Jones will dedicate substantially smaller portion of his time to the affairs of the Company. The Company is currently researching available options, which would ensure the continuity of management and operations.

Item 6. Exhibits and Reports on Form 8-K.

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

  15.    Letter on Unaudited Interim Financial Information
         Consent of G. Brad Beckstead, CPA

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.






                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Medical Staffing Solutions, Inc.
                          (Registrant)

     Signature               Title                  Date

 /s/ Kelly P. Jones     President & CEO,        May 13, 2002
                            Director
   Kelly P. Jones

/s/ Nicole M. Jones     Vice-President,         May 13, 2002
                          Secretary &
  Nicole M. Jones     Controller, Director

 /s/ Kelly P. Jones   Principal Financial       May 13, 2002
                            Officer
   Kelly P. Jones

/s/ Nicole M. Jones   Principal Accounting      May 13, 2002
                            Officer
  Nicole M. Jones






EXHIBIT 15:    Letter on Unaudited Interim Financial Information


G. BRAD BECKSTEAD
Certified Public Accountant

                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                               702.362.0540 (Fax)

May 13, 2002

To Whom It May Concern:

I have issued my report dated May 13, 2002, accompanying the financial statements of Medical Staffing Solutions, Inc. on Form 10-QSB for the period of June 21, 2001 (inception date) through March 31, 2002. I hereby consent to the incorporation by reference of said report on the Quarterly Report of Medical Staffing Solutions, Inc. on Form 10-QSB (File No. 333-71276).



Signed,

/s/ G. Brad Beckstead, CPA

G. Brad Beckstead, CPA