Form 10QSB
period 2002-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2002-07-17
CIK 1160437

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2002

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ____________ to _____________

 Commission file number _______________________________________

                Medical Staffing Solutions, Inc.
    (Exact name of small business issuer as specified in its
                            charter)

              Nevada                        91-2135006
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                          6621 N Moore
                        Spokane, WA 99208
            (Address of principal executive offices)

                         (509) 953-9043
                   (Issuer's telephone number)

                               N/A
          (Former name, former address and former fiscal
                year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 10,500,000 shares issued and outstanding as of June
30, 2002.

Transitional  Small Business Disclosure Format (Check  one): Yes [ ] No [ ]



PAGE-1-



                        TABLE OF CONTENTS

                                                              PAGE

PART I - FINANCIAL INFORMATION                                   3

 Item 1. Financial Statements.                                   3

 Item 2. Management's Discussion and Analysis or Plan of
 Operation.                                                      9

PART II - OTHER INFORMATION                                     11

 Item 1. Legal Proceedings.                                     11

 Item 2. Changes in Securities.                                 11

 Item 3. Defaults Upon Senior Securities.                       11

 Item 4. Submission of Matters to a Vote of Security Holders.   12

 Item 5. Other Information.                                     12

 Item 6. Exhibits and Reports on Form 8-K.                      12

SIGNATURES                                                      13









PAGE-2-



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this Registration Statement:

*  Balance Sheets as of June 30, 2002 and December 31, 2001.

*  Statements of Operations for the Three Months Ended June 30,
   2002 and June 30, 2001, Six Months Ended June 30, 2002 and June 30, 2001, and the Period June 21, 2001 (inception) to June 30, 2002.

*  Statement of Cash Flows for the Six Months Ended  June  30,
   2002 and June 30, 2001 and the Period June 21, 2001 (inception) to June 30, 2002.

*  Notes to Financial Statements












PAGE-3-



                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                         Balance Sheets

                                            (unaudited)    December
                                              June 30,        31,
                                                2002         2001
Asse                                     ----------------------------
ts

Current assets:
 Cash and equivalents                       $  4,151       $   939
 Prepaid equipment rent - related party        2,570             -
   Total current assets                  ----------------------------
                                               6,721           939
                                         ----------------------------
Fixed assets, net
                                               1,536             -
                                         ----------------------------
                                            $  8,257       $   939
                                         ============================
Liabilities and Stockholder's Equity

Current liabilities:
 Accounts payable - related party           $      -       $   514
   Total current liabilities             ----------------------------
                                                   -           514
                                         ----------------------------
Stockholder's equity:

 Preferred stock, $0.001 par value,
 5,000,000 shares
   authorized, no shares issued and
  outstanding                                      -             -
 Common stock, $0.001 par value,
 20,000,000 shares
   authorized, 10,500,000 and 10,400,000
  shares issued
   and outstanding as of 6/30/02 and
  12/31/01, respectively                      10,500        10,400
 Additional paid-in capital                   34,500         9,600
 Subscriptions receivable                     (8,729)       (8,700)
 (Deficit) accumulated during
 development stage                           (28,014)      (10,875)
                                        ----------------------------
                                               8,257           425
                                        ----------------------------
                                            $  8,257       $   939
                                        ============================

  The accompanying notes are an integral part of the financial statements.



PAGE-4-



                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                              Three Months         Six Months    June 21,
                                Ending              Ending        2001
                                June 30,            June 30,     (Inception)
                          -------------------  ----------------     to
                             2002      2001      2002     2001  June 30, 2002
                          --------  ---------  -------- ------- --------------
Revenue                   $     -   $     -    $    -   $    -    $     -
                          --------  ---------  -------- ------- --------------
Expenses:
 General and                 9,735         -    13,929        -    21,721
administrative expenses
 Equipment rent - related    1,542         -     3,084        -     6,168
party
 Depreciation                   79         -       126        -       126
                          --------  ---------  -------- ------- --------------
  Total expenses            11,356         -    17,139        -    28,015
                          --------  ---------  -------- ------- --------------
Other income:
 Interest income                 -         -         -        -         1
                          --------  ---------  -------- ------- --------------
Net (loss)               $ (11,356)  $     -   $(17,139) $    -  $ (28,014)
                          ========  =========  ======== ======= ==============


Weighted average number  10,500,000 10,000,000 10,470,718 10,000,000
of common shares         ========== ========== ========== ==========
outstanding - basic and
fully diluted

Net (loss) per share -    $(0.00)    $     -    $ (0.00)   $     -
basic & fully diluted    ========== ========== ========== ==========

  The accompanying notes are an integral part of the financial statements.



PAGE-5-



              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows
                         (unaudited)

                                      Six Months Ending
                                          June 30,           June 21, 2001
                                  -----------------------   (Inception) to
                                     2002         2001       June 30, 2002
Cash flows from operating        ------------  ----------   ---------------
activities
Net (loss)                       $   (17,139)  $       -    $     (28,014)

Depreciation
                                         126           -              126
Adjustments to reconcile net
(loss) to
 net cash (used) by operating
 activities:
   (Increase) in prepaid
  equipment rent - related party      (2,570)          -           (2,570)
   (Decrease) in accounts payable
  - related party                       (514)          -                -
Net cash (used) by operating     ------------  ----------   ---------------
activities                           (20,097)          -          (30,458)
                                 ------------  ----------   ---------------
Cash flows from investing
activities
 Purchase of fixed assets
                                      (1,662)          -           (1,662)
Net cash (used) by investing     ------------  ----------   ---------------
activities                            (1,662)          -           (1,662)
                                 ------------  ----------   ---------------
Cash flows from financing
activities
 Issuances of common stock
                                      25,000           -           45,000
 Subscriptions receivable                (29)          -           (8,729)
Net cash provided by financing   ------------  ----------   ---------------
activities                            24,971           -           36,271
                                 ------------  ----------   ---------------
Net increase in cash
                                       3,212           -            4,151
Cash - beginning
                                         939           -                -
Cash - ending                    ------------  ----------   ---------------
                                  $    4,151    $      -      $     4,151
                                 ============  ==========   ===============
Supplemental disclosures:
 Interest paid                    $        -    $      -      $         -
                                 ============  ==========   ===============
 Income taxes paid                $        -    $      -      $         -
                                 ============  ==========   ===============

The accompanying notes are an integral part of the financial statements.



PAGE-6-




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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $28,014 for the period from June 21, 2001 (inception) to June 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid equipment rent

During the six-month period ended June 30, 2002, the Company has paid a shareholder a total of $4,111 for equipment rent for the period from March 2002 through November 2002. As of June 30,
2002, the balance in prepaid expenses is $2,570.

Note 4 - Fixed assets

The  Company purchased computer equipment in the amount of $1,662
during  the  period  ended June 30, 2002.   Depreciation  expense
totaled $126 for the period ended June 30, 2002.



PAGE-7-



Note 5 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During February 2002, the Company completed it offering registered via Form SB-2 and issued a total of 100,000 shares of its $0.001 par value common stock in exchange for cash of $25,000 (of which $24,971 was received by June 30, 2002.) The remaining $29 is considered subscriptions receivable.

Note 6 - Related party transactions

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term is for 18 months commencing on July 15, 2001 with monthly payments of $514. As of June 30, 2002, the Company paid the shareholder a total of $8,737. Of the total, $6,167 is for equipment rent expense and $2,570 is for prepaid equipment rent for the periods of July 2002 through November 2002.

The Company does not lease or rent any additional property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.











PAGE-8-



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

In the initial approximately twelve-month operating period from June 21, 2001 (inception) to June 30, 2002, the Company generated $1 in interest income and no revenues from operations while incurring $28,015 in general and administrative expenses. This resulted in a cumulative net loss of $28,014 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Three-Month Period Ended June 30, 2002

During the three-month period ended June 30, 2002, the Company incurred $11,356 in expenses, consisting of $9,735 in general & administrative expenses; $1,542 in equipment rent; and $79 in depreciation.

Six-Month Period Ended June 30, 2002

During the six-month period ended June 30, 2002, the Company incurred $17,139 in expenses, consisting of $13,929 in general & administrative expenses; $3,084 in equipment rent; and $126 in depreciation.

During  the  six-month period ended June 30,  2002,  the  Company
purchased   computer   equipment  in  the   amount   of   $1,662.
Depreciation expense totaled $126 for the six-month period  ended
June 30, 2002.

During the six-month period ended June 30, 2002, the Company pre-paid a shareholder a total of $4,111 for equipment rent for the period from March 2002 through November 2002. As of June 30,
2002, the balance in prepaid expenses was $2,570.

Liquidity and Capital Resources

As of June 30, 2002, MSS had $6,721 in working capital. MSS' current assets as of June 30, 2002 consisted of $4,151 in cash and $2,570 in prepaid equipment leases. The cash outlays during the three months ended June 30, 2002 exceeded management's expectations. MSS believes that it needs additional capital to continue operations and implementation of its business plan (see "Plan of Operations").

In January 2002, MSS raised approximately $25,000 in a registered public offering of common stock pursuant to the SB-2 registration. As of June 30, 2002, MSS used approximately $20,533.10 of the net proceeds of the offering (see Item 2:
"Changes in Securities" for a detailed description of major uses of proceeds as of June 30, 2002).



PAGE-9-



B.   Plan of Operation

Mr. Kelly P. Jones, President & CEO of MSS, recently was accepted by Kigezi International School of Medicine in London, United Kingdom. Mr. Jones anticipates commencing full-time studies in September 2002. Consequently, beginning in September 2002, Mr. Jones will dedicate substantially smaller portion of his time to the affairs of MSS.

The relocation of Mr. Jones to London in combination with MSS' limited capital resources raises substantial doubt whether MSS will be able to implement its business plan. The Company is currently researching available options, which would ensure the continuity of management and operations. If MSS fails to secure additional financing to continue operations, the management may pursue a business combination with an operating entity.

















PAGE-10-



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

During the six-month period ended June 30, 2002, the Company used a portion of the net proceeds from the offering as follows:

           Item                            Amount
-----------------------------------------------------
Offering Expenses:

   Accounting and Legal                  $3,023.00

Office Equipment and Supplies            $1,756.16

General Working Capital:

   Vehicle Lease                         $6,167.16

   Legal and Consulting                  $7,500.00

   Other                                 $2,086.78
-----------------------------------------------------
Total                                   $20,533.10
=====================================================

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



PAGE-11-



Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As of June 30, 2002, the Company relocated its principal place of business to 6621 N. Moore, Spokane, WA 99208, phone: (509) 953-
9043.

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








PAGE-12-




                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                Medical Staffing Solutions, Inc.
                          (Registrant)

     Signature               Title                  Date
    -----------             -------                ------

 /s/ Kelly P. Jones     President & CEO,        July 17, 2002
 ------------------         Director
   Kelly P. Jones

/s/ Nicole M. Jones     Vice-President,         July 17, 2002
-------------------       Secretary &
  Nicole M. Jones     Controller, Director

 /s/ Kelly P. Jones   Principal Financial       July 17, 2002
-------------------         Officer
   Kelly P. Jones

/s/ Nicole M. Jones   Principal Accounting      July 17, 2002
-------------------         Officer
  Nicole M. Jones












PAGE-13-