Form 10QSB
period 2002-09-30
MEDICAL STAFFING SOLUTIONS INC
filed 2002-10-28
CIK 1160437

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2002

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _________________ to _________________

 Commission file number _______________________________________


                Medical Staffing Solutions, Inc.
             -------------------------------------
  (Exact name of small business issuer as specified in its charter)

              Nevada                          91-2135006
           -----------                     ----------------
     (State or jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)


                         6621 N Moore
                      Spokane, WA 99208
                  --------------------------
          (Address of principal executive offices)

                       (509) 326-5805
                    ---------------------
                (Issuer's telephone number)


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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 10,500,000 shares issued and outstanding as of September 30, 2002.

Transitional  Small Business Disclosure Format (Check  one):
Yes [ ]  No [X]




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

















PAGE-2-




                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*    Balance Sheet as of September 30, 2002.

*    Statements  of  Operations  for  the  Three  Months  Ended
     September 30, 2002 and September 30, 2001, Nine Months Ended September 30, 2002 and September 30, 2001, and the Period June 21, 2001 (inception) to September 30, 2002.

*    Statement of Cash Flows for the Nine Months Ended September
     30, 2002 and September 30, 2001 and the Period June 21, 2001 (inception) to September 30, 2002.

*    Notes to Financial Statements





















PAGE-3-




                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                          Balance Sheet

                                          (unaudited)
                                          September 30,
                                             2002
Assets                                   ---------------

Current assets:
 Cash and equivalents                    $     1,797
 Prepaid equipment rent - related party        1,028
   Total current assets                  ---------------
                                               2,825
                                         ---------------
Fixed assets, net
                                               1,453
                                         ---------------
                                         $     4,278
                                         ===============
Liabilities and Stockholders' Equity

Current liabilities:                     $         -
                                         ---------------
Stockholders' equity:

 Preferred stock, $0.001 par value,
 5,000,000 shares
   authorized, no shares issued and
  outstanding                                      -
 Common stock, $0.001 par value,
 20,000,000 shares
   authorized, 10,500,000 and 10,400,000
  shares issued
   and outstanding as of 9/30/02 and
  12/31/01, respectively                      10,500
 Additional paid-in capital                   34,500
 Subscriptions receivable                     (8,729)
 (Deficit) accumulated during
 development stage                           (31,993)
                                         ---------------
                                               4,278
                                         ---------------
                                         $     4,278
                                         ===============




  The accompanying notes are an integral part of the financial statements.







PAGE-4-




                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                               Three Months         Nine Months      June 21,
                                  Ending             Ending            2001
                               September 30,       September 30,   (Inception)
                             ------------------  -----------------    to
                              2002       2001       2002     2001   September
                                                                     31, 2002
                             --------  --------  --------  -------  ---------

Revenue                      $      -  $      -  $      -  $     -  $      -
                             --------  --------  --------  -------  ---------
Expenses:
 General and administrative     2,354     7,122    16,283    7,122    24,075
expenses
 Equipment rent - related       1,542     1,542     4,626    1,542     7,710
party
 Depreciation                      83         -       209        -       209
                             --------  --------  --------  -------  ---------
  Totalexpenses                 3,979     8,664    21,118    8,664    31,994
                             --------  --------  --------  -------  ---------
Other income:
 Interest income                    -         -         -        -         1
                             --------  --------  --------  -------  ---------
Net (loss)                   $ (3,979)  $(8,664) $(21,118) $(8,664)  $(31,993)
                             ========  ========  ========  =======  =========

Weighted average number of
common shares
outstanding - basic and     10,500,000  10,150,000  10,480,586  10,136,634
fully diluted               ==========  ==========  ==========  ==========

Net (loss) per share - basic $ (0.00)  $  (0.00)   $  (0.00)   $ (0.00)
& fully diluted             ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of the financial statements.








PAGE-5-




              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows
                         (unaudited)

                                      Nine Months Ending       June 21, 2001
                                         September 30,          (Inception)
                                   -------------------------         to
                                      2002           2001      September 30,
                                                                    2002
Cash flows from operating          -----------   -----------    -------------
activities
Net (loss)                         $  (21,118)   $   (8,664)    $   (31,993)
Depreciation
                                          209             -             209
Adjustments to reconcile net
(loss) to
 net cash (used) by operating
 activities:
   (Increase) in prepaid equipment
  rent - related party                 (1,028)            -          (1,028)
   (Decrease) in accounts payable -
  related party                          (514)            -               -
Net cash (used) by operating       -----------   -----------    -------------
activities                            (22,451)       (8,664)        (32,812)
                                   -----------   -----------    -------------
Cash flows from investing
activities
 Purchase of fixed assets
                                       (1,662)            -          (1,662)
Net cash (used) by investing       -----------   -----------    -------------
activities                             (1,662)            -          (1,662)
                                   -----------   -----------    -------------
Cash flows from financing
activities
 Issuances of common stock
                                       25,000        11,300          45,000
 Subscriptions receivable
                                          (29)            -          (8,729)
Net cash provided by financing     -----------   -----------    -------------
activities                             24,971        11,300          36,271
                                   -----------   -----------    -------------
Net increase in cash
                                          858         2,636           1,797
Cash - beginning                          939             -               -
                                   -----------   -----------    -------------
Cash - ending                      $    1,797    $    2,636     $     1,797
                                   ===========   ===========    =============
Supplemental disclosures:
 Interest paid                     $        -    $        -     $         -
                                   ===========   ===========    =============
 Income taxes paid                 $        -    $        -     $         -
                                   ===========   ===========    =============




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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $31,993 for the period from June 21, 2001 (inception) to September 30, 2002, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Prepaid equipment rent

During the nine-month period ended September 30, 2002, the Company has paid a shareholder a total of $4,111 for equipment rent for the period from March 2002 through November 2002. As of September 30, 2002, the balance in prepaid expenses is $1,028.

Note 4 - Fixed assets

The Company purchased computer equipment in the amount of $1,662 during the period ended September 30, 2002. Depreciation expense totaled $209 for the period ended September 30, 2002.




PAGE-7-




Note 5 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During February 2002, the Company completed it offering registered via Form SB-2 and issued a total of 100,000 shares of its $0.001 par value common stock in exchange for cash of $25,000 (of which $24,971 was received by September 30, 2002.) The remaining $29 is considered subscriptions receivable.

Note 6 - Related party transactions

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term is for 18 months commencing on July 15, 2001 with monthly payments of $514. As of September 30, 2002, the Company paid the shareholder a total of $8,737. Of the total, $7,709 is for equipment rent expense and $1,028 is for prepaid equipment rent for the periods of October 2002 through November 2002.

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

In the initial approximately fifteen-month operating period from June 21, 2001 (inception) to September 30, 2002, the Company generated $1 in interest income and no revenues from operations while incurring $31,994 in general and administrative expenses. This resulted in a cumulative net loss of $31,993 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Three-Month  Period Ended September 30, 2002 Compared  to  Three-
Month Period Ended September 30, 2001

During the three-month period ended September 30, 2002, the Company incurred $3,979 in expenses, consisting of $2,354 in general & administrative expenses; $1,542 in equipment rent; and $83 in depreciation. During the comparable period of 2001, the Company incurred $8,664 in expenses, consisting of $7,122 in general & administrative expenses and $1,542 in equipment rent. The drop in expenses is attributable primarily to a reduction in consulting and legal expenses associated with start-up activities.

Nine-Month Period Ended September 30, 2002

During the nine-month period ended September 30, 2002, the Company incurred $21,118 in expenses, consisting of $16,283 in general & administrative expenses; $4,626 in equipment rent; and $209 in depreciation. During the comparable period of 2001, the Company incurred $8,664 in expenses, consisting of $7,122 in general & administrative expenses and $1,542 in equipment rent.

During the nine-month period ended September 30, 2002, the Company purchased computer equipment in the amount of $1,662.
Depreciation expense totaled $209 for the nine-month period ended
September 30, 2002.

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term was for 18 months commencing on July 15, 2001 with monthly payments of $514. As of September 30, 2002, the Company paid the shareholder a total of $8,737. Of the total, $7,709 is for equipment rent expense and $1,028 is for prepaid equipment rent for the periods of October 2002 through November 2002.




PAGE-9-




Liquidity and Capital Resources

As of September 30, 2002, MSS had $2,825 in working capital. MSS' current assets as of September 30, 2002 consisted of $1,797 in cash and $1,028 in prepaid equipment leases. MSS believes that it needs additional capital to continue operations and implementation of its business plan (see "Plan of Operations").

In January 2002, MSS raised approximately $25,000 in a registered public offering of common stock pursuant to the SB-2 registration. As of September 30, 2002, MSS used approximately $22,887.56 of the net proceeds of the offering (see Item 2:
"Changes in Securities" for a detailed description of major uses of proceeds as of September 30, 2002).

B.   Plan of Operation

Mr. Kelly P. Jones, President & CEO of MSS, recently was accepted by Kigezi International School of Medicine in London, United Kingdom. Mr. Jones commenced full-time studies in September 2002. Consequently, beginning in September 2002, Mr. Jones dedicates substantially smaller portion of his time to the affairs of MSS.

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

Item 3. Controls and Procedures

Based on their most recent review, which was completed within ninety days of the filing of this report, MSS' Officers have concluded that MSS' disclosure controls and procedures are effective to ensure that information required to be disclosed by MSS in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to MSS' management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in MSS' internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.







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

During the nine-month period ended September 30, 2002, the Company used a portion of the net proceeds from the offering as follows:

           Item                 Amount
--------------------------   ------------
Offering Expenses:
Accounting and Legal          $3,023.00
Office Equipment and          $1,756.16
Supplies

General Working Capital:
Vehicle Lease                 $6,167.16
Legal and Consulting          $9,500.00
Other                         $2,441.24
Total                         $22,887.56

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




PAGE-11-




Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

As of September 30, 2002, the Company's main telephone number has changed to (509) 326-5805.

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

                Medical Staffing Solutions, Inc.
               ----------------------------------
                          (Registrant)



     Signature                   Title                  Date
   -------------             ------------           ------------

 /s/ Kelly P. Jones         President & CEO,      October 25, 2002
---------------------           Director
   Kelly P. Jones

/s/ Nicole M. Jones         Vice-President,       October 25, 2002
---------------------         Secretary &
  Nicole M. Jones         Controller, Director

 /s/ Kelly P. Jones       Principal Financial     October 25, 2002
---------------------           Officer
   Kelly P. Jones

/s/ Nicole M. Jones       Principal Accounting    October 25, 2002
---------------------           Officer
  Nicole M. Jones










PAGE-13-