Form 10KSB
period 2002-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2003-03-24
CIK 1160437

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal year ended 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from _______________________ to _____________
        Commission file number ________________________________

                 Medical Staffing Solutions, Inc.
             -----------------------------------------
           (Name of small business issuer in its charter)

           Nevada                             91-2135006
       -------------                       ---------------
  (State or jurisdiction                  (I.R.S. Employer
   of incorporation or                    Identification No.)
       organization)

       6621 N Moore, Spokane, WA                    99208
  ------------------------------------             --------
(Address of principal executive offices)          (Zip Code)


Issuer's telephone number: (509) 326-5805

Securities registered under Section 12(b) of the Exchange Act:


Title of each class            Name of each exchange on which registered

------------------------       -----------------------------------------

------------------------       -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.001 par value, 20,000,000 shares authorized
*    10,500,000 shares issued and outstanding as of December 31, 2002
*    10,500,000 shares issued and outstanding as of March 24, 2003

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0 for the year ended December 31, 2002.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid price of such common equity, as of a specified date within the past 60 days: $75,000 as of March 24, 2003.


PAGE-1-






                      TABLE OF CONTENTS

                                                                  PAGE
                                                                --------

PART I                                                              3


 Item 1. Description of Business.                                   3

 Item 2. Description of Property.                                   5

 Item 3. Legal Proceedings.                                         5

 Item 4. Submission of Matters to a Vote of Security Holders.       5


PART II                                                             6


 Item 5. Market for Common Equity and Related Stockholder Matters.  6

 Item 6. Management's Discussion and Plan of Operation.             8

 Item 7. Financial Statements.                                     10


PART III                                                           24


 Item 9. Directors, Executive Officers, Promoters and
 Control Persons                                                   24

 Item 10. Executive Compensation.                                  24

 Item 11. Security Ownership of Certain Beneficial Owners
 and Management.                                                   25

 Item 12. Certain Relationships and Related Transactions.          25

 Item 13. Exhibits and Reports on Form 8-K.                        26

 Item 14. Controls and Procedures.                                 26


SIGNATURES                                                         27

















PAGE-2-



PART I

Item 1. Description of Business.

A.   Business Development and Summary

Medical Staffing Solutions, Inc. ("MSS" or the "Company") was incorporated in the State of Nevada on June 21, 2001.
As of December 31, 2002, MSS generated no revenues and was considered a development stage company.

MSS'  administrative  office is located  at  6621  N  Moore,
Spokane,  Washington 99208, telephone (509) 326-5805.   MSS'
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

The following discussion of the business of MSS is qualified in its entirety by the ability of MSS to continue to pursue its business plan. The relocation of Mr. Jones to London in combination with MSS' limited capital resources raises substantial doubt whether MSS will be able to implement its business plan. The Company is currently researching available options, which would ensure the continuity of management and operations. If MSS fails to secure additional financing to continue operations, the management may pursue a business combination with an operating entity.

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


PAGE-3-



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

(3)  Status of any announced new product or service

There are no changes in status of any products and services disclosed in previous filings with the SEC. MSS remains in the development stage.

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


PAGE-4-



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






PAGE-5-



(10) Employees

MSS  is  currently  in the development  stage.   During  the
development  stage,  MSS plans to rely  exclusively  on  the services  of  its  officers and  directors  to  set  up  its business operations. Currently, two such officers and directors (Kelly P. Jones and Nicole M. Jones) are involved in MSS business on a daily basis.

Item 2. Description of Property.

MSS' uses the administrative office located at 6621 N Moore, Spokane, Washington 99208. A director and shareholder is providing the office space at no charge to MSS.

Item 3. Legal Proceedings.

MSS  is  not  a  party  to any pending or  threatened  legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year 2002, no matter was submitted by this report or otherwise to a vote of security holders, through the solicitation of proxies or otherwise.


                           PART II

Item  5.  Market  for Common Equity and Related  Stockholder Matters.

Market Information

The common stock of MSS is quoted on the OTC Bulletin Board under the symbol "MSSI." Public listing of the common stock commenced on May 7, 2002. Prior to that time, there was no public market for MSS' common stock. The following table sets forth the high and the low bid quotations for the common stock as reported on the OTC Bulletin Boardr for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                Low Bid  High Bid
                                                -----------------
Period from January 1, 2003 to March 21, 2003     n/a*    $0.15
Three months ended December 31, 2002              n/a*     n/a*
Three months ended September 30, 2002             n/a*     n/a*
Three months ended June 30, 2002                  n/a*     n/a*

* As of the date of this report, there has not been a reported trade in the common stock of MSSI. Also, as of the date of this report, only one-sided market maker quotes for MSSI are available. Because of these circumstances, the OTC Bulletin Board has not been able to provide detailed market information on a quarterly basis.

Holders

As  of  December 31, 2002, MSS had approximately  10,500,000
shares   of  $0.001  par  value  common  stock  issued   and
outstanding   held   by  approximately   twenty-three   (23)



PAGE-6-



shareholders of record. As of March 24, 2003, MSS had approximately 10,500,000 shares of $0.001 par value common stock issued and outstanding held by approximately twenty-three (23) shareholders of record. MSS' Transfer Agent is Executive Registrar & Transfer Agency, 3118 W. Thomas Road, Suite 707, Phoenix, AZ 85017, phone (602) 415-1273.

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



PAGE-7-



aggregate of up to 500,000 shares of $0.001 par value common stock (the "Common Stock") for sale at $0.25 per share, of which up to 400,000 shares or $125,000 were offered by MSS and up to 100,000 shares or $25,000 were offered by Selling Stockholders in a self-underwritten offering.

During February 2002, MSS sold 100,000 shares of Common Stock to approximately twenty (20) investors unaffiliated with MSS pursuant to the Registration Statement. The price per share in the offering was $0.25 for total cash proceeds of $25,000. As of February 25, 2002, MSS deregistered 300,000 shares of Common Stock representing the unsold portion of Common Stock offered by MSS pursuant to the Registration Statement. As of February 25, 2002, the total incurred expenses in connection with the offering equaled approximately $8,000. The securities registered for sale by Selling Stockholder continue to be subject to the Registration Statement.

During the year ended December 31, 2002, the actual uses of the proceeds from the offering were as follows:

       Item                             Amount
   --------------                   ------------------
Offering Expenses:
Accounting and Legal                   $3,023.00
Office Equipment and Supplies          $1,756.16
General Working Capital:
Vehicle Lease                          $6,167.16
Legal and Consulting                  $10,000.00
Other                                  $2,441.24
                                    ------------------
Total                                 $23,387.56
                                    ==================

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

Item 6. Management's Discussion and Plan of Operation.

This  section must be read in conjunction with  the  Audited
Financial Statements included in this report.

A.   Management's Discussion

MSS was incorporated in the State of Nevada on June 21, 2001. The Company is a startup and has not yet realized any revenues. To date, the Company has:

* raised the start-up capital through private equity offerings,
* recruited and retained a management team and board of directors, and
*    developed a business plan.





PAGE-8-



In the initial approximately eighteen-month operating period from June 21, 2001 (inception) to December 31, 2002, the Company generated $2 in interest income and no revenues from operations while incurring $33,606 in general and administrative expenses. This resulted in a cumulative net loss of $33,604 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Year Ended December 31, 2002

During the year ended December 31, 2002, the Company incurred $22,730 in expenses, consisting of $16,785 in general & administrative expenses; $5,653 in equipment rent; and $292 in depreciation. As of December 31, 2001, the Company was in existence for less than a full fiscal year. However, during the period from June 21, 2001 (Inception) to December 31, 2001, MSS incurred $10,876 in expenses, consisting of $7,792 in general & administrative expenses and $3,084 in equipment rent.

During  the  year  ended  December  31,  2002,  the  Company purchased  computer  equipment  in  the  amount  of  $1,662.
Depreciation  expense  totaled  $292  for  the  year   ended
December 31, 2002.

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term was for 18 months commencing on July 15, 2001 with monthly payments of $514. As December 31, 2002, the Company paid the shareholder a total of $8,737. The lease was terminated in November 2002.

Liquidity and Capital Resources

As of December 31, 2002, MSS had $1,297 in working capital, consisting entirely of cash. MSS believes that it needs additional capital to continue operations and implementation of its business plan (see "Plan of Operations").

In January 2002, MSS raised approximately $25,000 in a registered public offering of common stock pursuant to the SB-2 registration. As of September 30, 2002, MSS used approximately $23,387.56 of the net proceeds of the offering (see Item 2: "Changes in Securities" for a detailed description  of  major uses of proceeds as of  December  31,
2002).

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


PAGE-9-



Item 7. Financial Statements.













              Medical Staffing Solutions, Inc.
                (A Development Stage Company)

                       Balance Sheets
                            as of
                 December 31, 2002 and 2001

                             and

                  Statements of Operations,
            Changes in Stockholders' Equity, and
                         Cash Flows
                     for the years ended
                 December 31, 2002 and 2001,
                             and
                      for the period of
              June 21, 2001 (Date of Inception)
                           through
                      December 31, 2002

































PAGE-10-




                      TABLE OF CONTENTS







                                               PAGE

Independent Auditor's Report                     1

Balance Sheet                                    2

Statement of Operations                          3

Statement of Changes in Stockholders' Equity     4

Statement of Cash Flows                          5

Footnotes                                        6












































PAGE-11-




Beckstead and Watts, LLP
Certified Public Accountants
                                     3340 Wynn Road, Suite B
                                         Las Vegas, NV 89102
                                                702.257.1984
                                          702.362.0540 (fax)

                INDEPENDENT AUDITORS' REPORT

Board of Directors
Medical Staffing Solutions, Inc.

We have audited the Balance Sheets of Medical Staffing Solutions, Inc. (the "Company") (A Development Stage Company), as of December 31, 2002, and the related
Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended and for the period June 21, 2001 (Date of Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Medical Staffing Solutions, Inc. as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated February 22, 2002, on those statements included an explanatory going concern paragraph discussed in Note 3 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Staffing Solutions, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its operations and cash flows for the year then ended and for the period June 21, 2001 (Date of Inception) to December 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
----------------------------
March 17, 2003


PAGE-12-F1






              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                       Balance Sheets


                                                December 31,
                                            --------------------
                                                2002        2001
                                            --------------------
Assets

Current assets:
 Cash and equivalents                       $  1,297     $   939
                                            --------------------
  Total current assets                         1,297         939
                                            --------------------
Fixed assets, net                              1,370           -

                                            $  2,667     $   939
                                            ====================

Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable - related party           $      -     $   514
                                            --------------------
  Total current liabilities                        -         514
                                            --------------------
Stockholders' equity:
 Preferred stock, $0.001 par value,
 5,000,000 shares  authorized, no
 shares issued and outstanding
 as of 12/31/02 and 12/31/01,
 respectively                                      -           -

 Common stock, $0.001 par value,
 50,000,000 shares authorized,
 10,500,000 and 10,400,000 shares issued
 and outstanding as of 12/31/02 and
 12/31/01, respectively                       10,500      10,400
 Additional paid-in capital                   34,500       9,600
 Subscriptions receivable                     (8,729)     (8,700)
 (Deficit) accumulated during
  development stage                          (33,604)    (10,875)
                                            --------------------
                                               2,667         425
                                            --------------------
                                            $  2,667     $   939
                                            ====================





    The accompanying notes are an integral part of these
                    financial statements.







PAGE-13-F2






              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                  Statements of Operations



                                                               June 21, 2001
                                    For the years ended        (Inception) to
                                        December 31,            December 31,
                                    2002        2001              2002
                                    --------    --------        -----------

Revenue                             $     -     $     -           $     -
                                    --------    --------        -----------
Expenses:
  General and administrative
  expenses                           16,785       7,792            24,577

  Equipment rent - related party      5,653       3,084             8,737
  Depreciation                          292           -               292
                                    --------    --------        -----------
    Total expenses                   22,730      10,876            33,606
                                    --------    --------        -----------
Other income:
  Interest income                         1           1                 2
                                    --------    --------        -----------
Net (loss)                         $(22,729)  $ (10,875)        $ (33,604)
                                    ========    ========        ===========
Weighted average number of
common shares outstanding -
basic and fully diluted          10,485,479  10,262,176
                                 ==========  ==========
Net (loss) per share - basic
and fully diluted                   $ (0.00)    $ (0.00)
                                 ==========  ==========









    The accompanying notes are an integral part of these
                    financial statements.

















PAGE-14-F3





              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
        Statements of Changes in Stockholders' Equity


                                                                   (Deficit)
                                                                   Accumulated
                      Common Stock       Additional                  During        Total
                                         Paid-in    Subscriptions  Development    Stockholders'
                    Shares      Amount   Capital    Receivable       Stage         Equity
                  ----------  ---------  ---------  -------------  -----------    -------------

June 2001
 Founder shares   10,000,000   $ 10,000   $     -    $  (8,700)     $     -        $   1,300

August 2001
 Issued for cash     200,000        200     4,800            -                         5,000

September 2001
 Issued for cash     200,000        200     4,800            -            -            5,000

Net (loss)
 June 21, 2001
 (inception) to
 December 31, 2001                                                  (10,875)         (10,875)
                  ----------  ---------  ---------  -------------  -----------    -------------
Balance, December
31, 2001          10,400,000   $ 10,400   $ 9,600    $  (8,700)    $(10,875)       $     425

February 2002
 Issued for cash     100,000        100    24,900          (29)                       24,971

Net (loss)
 For the year ended
 December 31, 2002                                                  (22,729)         (22,729)
                  ----------  ---------  ---------  -------------  -----------    -------------
Balance, December
31, 2002          10,500,000   $ 10,500   $34,500    $  (8,729)    $(33,604)       $   2,667
                  ==========  =========  =========  =============  ===========    =============








    The accompanying notes are an integral part of these
                    financial statements.











PAGE-15-F4





              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows

                                                        June 21, 2001
                            For the years ended         (Inception) to
                                December 31,            December 31,
                            2002         2001              2002
                            ----------   ---------      ------------

Cash flows from operating
activities
Net (loss)                  $ (22,729)   $ (10,875)     $ (33,604)
 Depreciation                     292            -            292
Adjustments to reconcile
net (loss) tonet cash
(used) by operating
activities:
 Increase (decrease) in
 accounts payable                (514)         514              -
                            ----------   ---------      ------------
Net cash (used) by
operating activities          (22,951)     (10,361)       (33,312)
                            ----------   ---------      ------------
Cash flows from investing
activities Purchase of
fixed assets                   (1,662)           -         (1,662)
Net cash (used) by          ----------   ---------      ------------
investing
activities                     (1,662)           -         (1,662)
                            ----------   ---------      ------------
Cash flows from financing
activities
 Issuances of common stock     25,000       20,000         45,000
 Subscription receivable          (29)      (8,700)        (8,729)
Net cash provided by        ----------   ---------      ------------
financing activities           24,971       11,300         36,271
                            ----------   ---------      ------------
Net increase in cash              358          939          1,297
Cash - beginning                  939            -              -
                            ----------   ---------      ------------
Cash - ending               $   1,297    $     939      $   1,297
                            ==========   =========      ============
Supplemental disclosures:
 Interest paid              $       -    $       -      $       -
                            ==========   =========      ============
 Income taxes paid          $       -    $       -      $       -
                            ==========   =========      ============





    The accompanying notes are an integral part of these
                    financial statements.









PAGE-16-F5




              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                            Notes

Note 1 - History and organization of the company

The Company was organized June 21, 2001 (Date of Inception) under the laws of the State of Nevada, as Medical Staffing Solutions, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock.

On November 5, 2002, the Company amended its articles of incorporation to increase its authorized capital from 20,000,000 shares of its $0.001 par value common stock to 50,000,000 shares of its $0.001 par value common stock.

Note 2 - Accounting policies and procedures

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were cash equivalents in the amount of $51 as of December 31, 2002.

Impairment of long-lived assets
Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2002.

Fixed Assets
Property and equipment are recorded at historical cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:


              Computer equipment       5 years

Revenue recognition
The Company reports revenue as invoiced on an accrued basis.
Cost of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs
The  Company expenses all costs of advertising as  incurred.
There were no advertising costs included in selling, general and administrative expenses in 2002.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128)
"Earnings  Per Share".  Basic loss per share is computed  by



PAGE-17-F6



dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income Taxes
Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.






PAGE-18-F7



Recent pronouncements
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.
In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about



PAGE-19-F8



variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-Based Compensation
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end
The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via securities offering registered via Form SB-2 pursuant to the Securities Act of 1933. Management plans to raise additional funds as needed via equity and/or debt financing. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

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

PAGE-20-F9



The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

           U.S federal statutory rate      (34.0%)

           Valuation reserve                34.0%
                                          -----------
           Total                               -%
                                          -----------


As of December 31, 2002, the Company has a net operating loss carry forward as follows:

Year         Amount       Expiration
-------     ---------    -------------
2001         $10,875      2021
2002         $22,729      2022

Note 5 - Fixed assets

The  Company purchased computer equipment in the  amount  of
$1,662   during   the   year  ended   December   31,   2002.
Depreciation  expense  totaled  $292  for  the  year   ended
December 31, 2002.

Note 6 - Stockholders' equity

The Company is authorized to issue 5,000,000 shares of its $0.001 par value preferred stock and 50,000,000 shares of its $0.001 par value common stock.

During June 2001, the Company issued 10,000,000 shares of its $0.001 par value common stock to an officer and director in exchange for cash in the amount of $1,300. Of the total, $1,300 is considered common stock and $8,700 is considered subscriptions receivable. (See Note 8)

During August 2001, the Company issued 200,000 shares of its $0.001 par value common stock to a creditor in exchange for cash of $5,000.

During September 2001, the Company issued 200,000 shares of its $0.001 par value common stock to an individual in exchange for cash of $5,000.

During February 2002, the Company completed it offering registered via Form SB-2 and issued a total of 100,000 shares of its $0.001 par value common stock in exchange for cash of $25,000 of which $24,971 was received and the remaining $29 is considered subscriptions receivable.

There have been no other issuances of preferred and/or common stock.

Note 7 - Warrants and options

As of December 31, 2002, there are no warrants or options outstanding to acquire any additional shares of preferred or common stock.




PAGE-21-F10



Note 8 - Related party transactions

During June 2001, the Company issued 10,000,000 shares of its $0.001 par value common stock to an officer and director. (See Note 6)

On June 23, 2001, the Company signed an equipment rental agreement with a shareholder for a vehicle. The term is for 18 months commencing on July 15, 2001 with monthly payments of $514. As of December 31, 2002, the Company paid the shareholder a total of $8,737. The lease was terminated in November of 2002.

Office space and services are provided without charge by an officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.










































PAGE-22-F11



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

The following table sets forth certain information regarding executive officers and directors of MSS as of March 24, 2003:

Name and Address      Age       Position
----------------    -------     -------------------------------
Kelly P. Jones        33        President & CEO, Director
Nicole M. Jones,      31        Vice-President, Secretary &
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

Background of Directors, Executive Officers, Promoters and
Control Persons

Kelly P. Jones, President & CEO, Director, graduated from college in 1994 with an AAS degree in respiratory therapy. After college, Mr. Jones was employed by a local hospital
(a) working as a staff therapist and (b) teaching the respiratory therapy clinical program for 1 year. Mr. Jones was an admired worker and was very active in his professional community. In 1997 Mr. Jones went to work for a nationally recognized critical care air transport service. Over the course of the last 7 years he has become intimately aware of the present and accelerating staffing shortages within the medical community. The following list summarizes Mr. Jones' experience from 1994 to present:


*2001-2002     Sacred Heart Medical Center, Staff Respiratory Therapist
*1997-2001     Northwest Medstar, flight respiratory Therapist
*1995-1996     Spokane Community College, Respiratory Therapist clinical
               Instructor
*1995-1997     Holy Family Hospital, Staff respiratory Therapist
*1994-1995     Preferred Medical, Equipment and service salesman,
               respiratory therapist

Mr. Jones recently was accepted by Kigezi International School of Medicine in London, United Kingdom. Mr. Jones commenced full-time studies in September 2002. Consequently, since September 2002, Mr. Jones has been dedicating substantially smaller portion of his time to the affairs of MSS.




PAGE-23-



Nicole M. Jones, Vice-President, Secretary & Controller, Director, graduated with a BS degree in nursing in 1994. Ms. Jones has worked in the nursing field since graduating. She currently works in the intensive care nursery at a local hospital. Ms. Jones has first hand experience with nursing shortages and has put in many exhausting hours working mandatory overtime. She has seen the need for qualified temporary staff increase greatly over the last several years. The following list summarizes Ms. Jones' experience from 1994 to present:


*1997-present Sacred Heart Medical, Neonatal Intensive Care Nurse
*1996-1997    Holy Family Hospital, Medical/Surgical. Registered Nurse
*1994-1996    Manor Healthcare, Registered Nurse

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

Item 10. Executive Compensation.

Summary Compensation Table
                              Annual Compensation
(a)                           (b)       (c)           (d)            (e)
Name and Principal Position   Year     Salary($)     Bonus($)   Other Annual
                                                               Compensation ($)
----------------------------  ------   ---------    ---------  ----------------
Kelly P. Jones,
President & CEO, Director        2002      0             0              0
                                 2001      0             0              0
                                 2000     n/a           n/a            n/a
Nicole M. Jones,
Vice-President,
Secretary & Controller,
Director                         2002      0             0              0
                                 2001      0             0              0
                                 2000     n/a           n/a            n/a


There are no existing or planned option/SAR grants.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of MSS' Common Stock by all persons known by MSS to be



PAGE-24-



beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to MSS' knowledge, either sole or majority voting and investment power.

Title Of     Name and         Position     Amount of    Percent of
 Class      Address of                      shares        Class
            Beneficial                      held by
          Owner of Shares                    Owner
-------------------------------------------------------------------
Common    Kelly P. Jones   President and   10,000,000    95.24%
          6621 N Moore     CEO, Director
          Spokane, WA
          99208

Common                     Executive       10,000,000    95.24%
                           Officers and
                           Directors as a
                           Group

Item 12. Certain Relationships and Related Transactions.

On   June  23,  2001,  MSS  signed  an  equipment  financing
agreement with Lynn-Cole Capital Corporation ("Lynn-Cole Capital"), a shareholder, for a vehicle. The term was for 18 months commenced on July 15, 2001. The amount of the monthly payment was $514. As of December 31, 2002, MSS paid Lynn-Cole Capital a total of $8,737. The lease was terminated in November 2002. The agreement with Lynn-Cole Capital constituted a pass-through arrangement, in which the vehicle was leased by Lynn-Cole Capital through Key Bank at the exact same rate as Lynn-Cole Capital charged MSS. Thus, in the opinion of MSS, the terms of the arrangement were as favorable as could have been obtained from an unrelated third party.

MSS uses office space and services provided without charge by Kelly P. Jones, a director and shareholder.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
Number
------------------------------------------------------------------------
   3.    Articles of Incorporation & By-Laws
         (i) Articles of Incorporation of MSS filed on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (ii) Bylaws of MSS adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.

  23.    Consent of Experts and Counsel
         Consent of G. Brad Beckstead, CPA.

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.
------------------------------------------------------------------------


PAGE-25-




(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.

Item 14. Controls and Procedures.

Based on their most recent review, which was completed within ninety days of the filing of this report, the Company's Chief Executive Officer and Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation.









































PAGE-26-




                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                Medical Staffing Solutions, Inc.
                ---------------------------------
                          (Registrant)

             By: /s/ Kelly P. Jones, President & CEO
                 ------------------

                         March 24, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature               Title                  Date
------------------------------------------------------------------

 /s/ Kelly P. Jones     President & CEO,       March 24, 2003
 ------------------         Director
   Kelly P. Jones

/s/ Nicole M. Jones     Vice-President,        March 24, 2003
-------------------       Secretary &
  Nicole M. Jones     Controller, Director

 /s/ Kelly P. Jones   Principal Financial      March 24, 2003
-------------------         Officer
   Kelly P. Jones

/s/ Nicole M. Jones   Principal Accounting     March 24, 2003
-------------------         Officer
  Nicole M. Jones



























PAGE-27-



  Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Kelly P. Jones, President & CEO of Medical Staffing
Solutions, Inc., certify that:

 1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

 2. I have reviewed this annual report on Form 10-KSB of Medical Staffing Solutions, Inc.;

 3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 7. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 24, 2003

By:  /s/ Kelly P. Jones
    ----------------------------
Kelly P. Jones, President & CEO





-PAGE-




  Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Nicole M. Jones, Vice-President and Controller of Medical
Staffing Solutions, Inc., certify that:

 1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

 2. I have reviewed this annual report on Form 10-KSB of Medical Staffing Solutions, Inc.;

 3. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 4. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 7. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     March 24, 2003

By:  /s/ Nicole M. Jones
     ---------------------
Nicole M. Jones, Vice-President and Controller




-PAGE-