Form 10KSB/A
period 2002-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2003-03-27
CIK 1160437

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB
                       Amendment No. 1

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

Securities registered under Section 12(g) of the Exchange Act:
Common stock, $.001 par value, 50,000,000 shares authorized
*    10,500,000 shares issued and outstanding as of December 31, 2002
*    10,500,000 shares issued and outstanding as of March 24, 2003

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
West Desert Inn Road, Suite 2117, Nevada 89146.

MSS is authorized to issue 5,000,000 shares of $0.001 par value preferred stock and 50,000,000 shares of $0.001 par value common stock.

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

C.	Reports to Security Holders

(1) MSS will furnish its shareholders with audited annual financial reports certified by MSS' independent accountants.
(2) MSS is a reporting issuer with the Securities and Exchange Commission. MSS will continue to file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13[a] or 15[d] of the Securities Exchange Act of 1934,as amended as required to maintain the fully reporting status.
(3) The public may read and copy any materials MSS files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site (http://www.sec.gov).

Item 2. Description of Property.

MSS' uses the administrative office located at 6621 N Moore, Spokane, Washington 99208. A director and shareholder is providing the office space at no charge to MSS.

Item 3. Legal Proceedings.

MSS  is  not  a  party  to any pending or  threatened  legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

In November 2002, as permitted by law, the Board of Directors and shareholders of MSS, representing at least 51.00 percent of the Board of Directors and shareholders of MSS consented without a meeting to the adoption of an amendment of the Articles of Incorporation thereby increase the number of authorized $0.001 par value common stock to 50 million shares.

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


PAGE-6-


Holders

As of December 31, 2002, MSS had approximately 10,500,000 shares of $0.001 par value common stock issued and outstanding held by approximately twenty-three (23) shareholders of record. As of March 24, 2004, MSS had approximately 10,500,000 shares of $0.001 par value common stock issued and outstanding held by approximately twenty-three (23) shareholders of record. MSS' Transfer Agent is Executive Registrar & Transfer Agency, 3118 W. Thomas Road, Suite 707, Phoenix, AZ 85017, phone (602) 415-1273.

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

Item 10. Executive Compensation.

Summary Compensation Table
                                Annual Compensation
(a)                             (b)       (c)           (d)            (e)
Name and Principal Position     Year     Salary($)     Bonus($)   Other Annual
                                                                 Compensation($)
----------------------------    ------   ---------    ---------  ---------------
Kelly P. Jones,
President & CEO, Director        2002      0             0              0
                                 2001      0             0              0
                                 2000     n/a           n/a            n/a
Nicole M. Jones,
Vice-President,
Secretary & Controller,
Director                         2002      0             0              0
                                 2001      0             0              0
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

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
Number
------------------------------------------------------------------------
   3.    Articles of Incorporation & By-Laws
         (i)	Articles of Incorporation of MSS filed on June 21, 2001,
                incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (ii)	Bylaws of MSS adopted on June 21, 2001, incorporated by
                reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (iii)	Certificate of Amendment to Articles of Incorporation
                filed on November 5, 2002

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