Form 10QSB
period 2003-03-31
MEDICAL STAFFING SOLUTIONS INC
filed 2003-05-12
CIK 1160437

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-QSB


  (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ___________ to _____________

         Commission file number ________________________


                 Medical Staffing Solutions, Inc.
              --------------------------------------
 (Exact name of small business issuer as specified in its charter)


              Nevada                          91-2135006
          --------------                 ---------------------
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

                  -----------------------------
       (Former name, former address and former fiscal year,
                  if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 10,500,000 shares issued and outstanding as of  May
6, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [X]  No [ ]





                             PAGE-1-





                        TABLE OF CONTENTS


                                                                      PAGE

PART I - FINANCIAL INFORMATION                                           3

 Item 1. Financial Statements.                                           3

 Item 2. Management's Discussion and Analysis or Plan of Operation.     11

 Item 3. Controls and Procedures                                        12


PART II - OTHER INFORMATION                                             13

 Item 1. Legal Proceedings.                                             13

 Item 2. Changes in Securities.                                         13

 Item 3. Defaults Upon Senior Securities.                               13

 Item 4. Submission of Matters to a Vote of Security Holders.           14

 Item 5. Other Information.                                             14

 Item 6. Exhibits and Reports on Form 8-K.                              14


SIGNATURES                                                              15




































                             PAGE-2-







                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

 *  Balance Sheet as of March 31, 2003.

 * Statements of Operations for the Three Months Ended March 31, 2003 and March 31, 2002, and the Period June 21, 2001 (inception) to March 31, 2003.

 * Statement of Cash Flows for the Three Months Ended March 31, 2003 and March 31, 2002 and the Period June 21, 2001 (inception) to March 31, 2003.

 *  Notes to Financial Statements










































                             PAGE-3-













                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)

                          Balance Sheet
                              as of
                         March 31, 2003

                               and

                    Statements of Operations
                   for the three months ended
                    March 31, 2003 and 2002,
                               and
                         for the period
           June 21, 2001 (Inception) to March 31, 2003

                               and

                           Cash Flows
                   for the three months ended
                    March 31, 2003 and 2002,
                               and
                         for the Period
           June 21, 2001 (Inception) to March 31, 2003
































                             PAGE-4-












                        TABLE OF CONTENTS




                                                   Page
                                                   ----

      Independent Accountants' Review Report         1

      Balance Sheet                                  2

      Statements of Operations                       3

      Statements of Cash Flows                       4

      Footnotes                                      5








































                             PAGE-5-



                      Beckstead and Watts, LLP
                      ------------------------

Certified Public Accountants
                                          3340 Wynn Road, Suite B
                                              Las Vegas, NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Medical Staffing Solutions, Inc.
 (a Development Stage Company)

We  have  reviewed  the  accompanying balance  sheet  of  Medical
Staffing Solutions, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period June 21, 2001 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period June 21, 2001 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Medical Staffing Solutions, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and our report dated March 17, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts LLP
---------------------------
May 6, 2003


                            PAGE-6-F1









                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                          Balance Sheet

                                                    (unaudited)
                                                      March 31,
                                                        2003
Assets                                            ---------------

Current assets:
      Cash and equivalents                        $        297
                                                  ---------------
       Total current assets                                297
                                                  ---------------
Fixed assets, net                                        1,287
                                                  ---------------
                                                  $      1,584
                                                  ===============
Liabilities and Stockholders' Equity

Current liabilities:                              $          -
                                                  ---------------
Stockholders' equity:

  Preferred stock, $0.001 par value,
   5,000,000 shares authorized, no shares
   issued and outstanding                                    -
  Common stock, $0.001 par value,
   50,000,000 shares authorized, 10,500,000
   shares issued outstanding                            10,500
  Additional paid-in capital                            34,500
  Subscriptions receivable                              (8,729)
  (Deficit) accumulated during development stage       (34,687)
                                                  ---------------
                                                         1,584
                                                  ---------------
                                                  $      1,584
                                                  ===============




  The accompanying notes are an integral part of the financial statements.
















                            PAGE-7-F2







                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                    Statements of Operations



                                     Three Months Ended      June 21, 2001
                                          March 31,         (Inception) to
                                       2003      2002        March 31, 2003
                                  -----------  ----------   ----------------


Revenue                            $       -    $     -        $       -
                                  -----------  ----------   ----------------
Expenses:
 General and administrative            1,000      4,194           25,557
expenses
 Equipment rent - related                  -      1,542            8,737
party
 Depreciation                             83         47              375
                                  -----------  ----------   ----------------
  Total expenses                       1,083      5,783           34,689
                                  -----------  ----------   ----------------
Other income:
 Interest income                           -          -                2
                                  -----------  ----------   ----------------
Net (loss)                         $  (1,083)  $ (5,783)      $  (34,687)
                                  ===========  ==========   ================
Weighted average number of
common shares
 outstanding - basic and          10,485,479          -
fully diluted                     ===========  ==========

Net (loss) per share - basic       $   (0.00)   $     -
& fully diluted                   ===========  ==========





  The accompanying notes are an integral part of the financial statements.




















                            PAGE-8-F3






              Medical Staffing Solutions, Inc.
                (a Development Stage Company)
                  Statements of Cash Flows


                                         Three Months Ended      June 21, 2001
                                              March 31,         (Inception) to
                                           2003         2002    March 31, 2003
Cash flows from operating              -----------  -----------  -------------
activities
Net (loss)                             $  (1,083)   $  (5,783)   $   (34,687)
Depreciation
                                              83           47            375
Adjustments to reconcile net (loss)
to net cash (used) by operating
 activities:
   (Increase) in prepaid equipment             -       (4,111)             -
  rent - related party
   (Decrease) in accounts payable              -         (514)             -
   - related party                     -----------  -----------  -------------
Net cash (used) by operating activities   (1,000)      (8,664)       (34,312)
                                       -----------  -----------  -------------
Cash flows from investing activities
 Purchase of fixed assets                      -       (1,413)        (1,662)
                                       -----------  -----------  -------------
Net cash (used) by investing                   -       (1,413)        (1,662)
activities                             -----------  -----------  -------------

Cash flows from financing activities
 Issuances of common stock                     -       25,000         45,000
 Subscriptions receivable                      -          (29)        (8,729)
                                       -----------  -----------  -------------
Net cash provided by financing                 -       24,971         36,271
activities                             -----------  -----------  -------------

Net increase in cash                      (1,000)      13,197            297
Cash - beginning                           1,297          939              -
                                       -----------  -----------  -------------
Cash - ending                          $     297    $  14,136    $       297
                                       ===========  ===========  =============
Supplemental disclosures:
 Interest paid                         $       -    $       -    $         -
                                       ===========  ===========  =============
 Income taxes paid                     $       -    $       -    $         -
                                       ===========  ===========  =============





The accompanying notes are an integral part of the financial statements.












                          PAGE-9-F4



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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports. Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $34,687 for the period from June 21, 2001 (inception) to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The president of the Company has recently relocated to London, United Kingdom and has dedicated less time to the Company. Management is researching available options in order to continue with current operations and may in the future pursue a business combination with an operating entity. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed assets

The Company had computer equipment in the amount of $1,662 during the period ended March 31, 2003. Depreciation expense totaled
$83 for the period ended March 31, 2003.

Note 4 - Related party transactions

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



                           PAGE-10-F5




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

In the initial approximately twenty-one-month operating period from June 21, 2001 (inception) to March 31, 2003, the Company generated $2 in interest income and no revenues from operations while incurring $34,689 in general and administrative expenses. This resulted in a cumulative net loss of $34,687 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Three-Month  Period Ended March 31, 2003 Compared to  Three-Month
Period Ended March 31, 2002

During the three-month period ended March 31, 2003, the Company incurred $1,083 in expenses, consisting of $1,000 in general & administrative expenses and $83 in depreciation. During the comparable period of 2001, the Company incurred $5,783 in expenses, consisting of $4,194 in general & administrative expenses, $1,542 in equipment rent, and $47 in depreciation. The drop in expenses is attributable primarily to a reduction in consulting and legal expenses associated with start-up activities.

Liquidity and Capital Resources

As of March 31, 2003, MSS had $297 in working capital. MSS' current assets as of March 31, 2003 consisted of $297. MSS believes that it needs additional capital to continue operations and implementation of its business plan (see "Plan of Operations").

In January 2002, MSS raised approximately $25,000 in a registered public offering of common stock pursuant to the SB-2 registration. As of March 31, 2003, MSS used approximately $24,703.00 of the net proceeds of the offering (see Item 2:
"Changes in Securities" for a detailed description of major uses of proceeds as of March 31, 2003).

B.   Plan of Operation

In 2002, Mr. Kelly P. Jones, President & CEO of MSS, was accepted by Kigezi International School of Medicine in London, United Kingdom. Mr. Jones commenced full-time studies in September 2002. Consequently, since September 2002, Mr. Jones has dedicated substantially smaller portion of his time to the affairs of MSS.

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



                            PAGE-11-



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






































                            PAGE-12-




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

During the year ended December 31, 2002, the actual uses of the proceeds from the offering were as follows:

          Item                          Amount
-------------------------------------------------------
Offering Expenses:
  Accounting and Legal                 $3,023.00
Office Equipment and Supplies          $1,756.16
General Working Capital:
  Vehicle Lease                        $6,167.16
  Legal and Consulting                $11,000.00
  Other                                $2,756.68
-------------------------------------------------------
Total                                 $24,703.00
=======================================================

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




                            PAGE-13-





Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit               Name and/or Identification of Exhibit
 Number

   3.    Articles of Incorporation & By-Laws
         (i) Articles of Incorporation of MSS filed on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (ii) Bylaws of MSS adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (iii)     Certificate of Amendment to Articles of
              Incorporation filed on November 5, 2002, incorporated by reference to the Annual Report on Form 10-KSB, as amended, for the fiscal year 2002, previously filed with the SEC.

  99.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K

No reports were filed on Form 8-K during the quarter for which this Report is filed.












                            PAGE-14-






                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    Medical Staffing Solutions, Inc.
                   ----------------------------------
                            (Registrant)


     Signature                      Title                  Date
     ---------                      -----                  ----

 /s/ Kelly P. Jones        President & CEO, Director     May 12, 2003
 ------------------
    Kelly P. Jones

 /s/ Nicole M. Jones      Vice-President, Secretary &    May 12, 2003
 -------------------         Controller, Director
    Nicole M. Jones

 /s/ Kelly P. Jones       Principal Financial Officer    May 12, 2003
 ------------------
    Kelly P. Jones

 /s/ Nicole M. Jones     Principal Accounting Officer    May 12, 2003
 -------------------
    Nicole M. Jones





























                            PAGE-15-




    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Kelly P. Jones, President & CEO of Medical Staffing Solutions,
Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;

2. I have reviewed this quarterly report on Form 10-QSB of Medical Staffing Solutions, Inc.;

3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
    14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 12, 2003

By:  /s/ Kelly P. Jones
    -----------------------
Kelly P. Jones President & CEO



                             -PAGE-





    Certification pursuant to the Sarbanes-Oxley Act of 2002

I, Nicole M. Jones, Vice-President and Controller of Medical
Staffing Solutions, Inc., certify that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the registrant;
2. I have reviewed this quarterly report on Form 10-QSB of Medical Staffing Solutions, Inc.;
3. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
4. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
5. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors [or persons performing the equivalent function]:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

7. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     May 12, 2003

By:  /s/ Nicole M. Jones
    -----------------------
Nicole M. Jones Vice-President and Controller



                             -PAGE-