Form 10QSB
period 2003-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2003-08-12
CIK 1160437

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from _____________ to ____________

     Commission file number _________________

                   Medical Staffing Solutions, Inc.
                ---------------------------------------
   (Exact name of small business issuer as specified in its charter)

              Nevada                        91-2135006
           -------------                 ----------------
     (State or jurisdiction of    (I.R.S. Employer Identification
  incorporation or organization)               No.)

                           6621 N Moore
                        Spokane, WA 99208
                     -----------------------
             (Address of principal executive offices)

                          (509) 326-5805
                        ------------------
                    (Issuer's telephone number)

               -------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the  registrant filed all documents  and  reports required  to be filed by Section l2, 13 or 15(d) of the  Exchange
Act  after  the distribution of securities under a plan confirmed
by a court. Yes [ ]   No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 10,500,000 shares issued and outstanding as of August 7, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        TABLE OF CONTENTS

                                                                    PAGE

PART I - FINANCIAL INFORMATION                                         3
 Item 1. Financial Statements.                                         3
 Item 2. Management's Discussion and Analysis or Plan of Operation.    9
 Item 3. Controls and Procedures                                      10

PART II - OTHER INFORMATION                                           11
 Item 1. Legal Proceedings.                                           11
 Item 2. Changes in Securities.                                       11
 Item 3. Defaults Upon Senior Securities.                             11
 Item 4. Submission of Matters to a Vote of Security Holders.         12
 Item 5. Other Information.                                           12
 Item 6. Exhibits and Reports on Form 8-K.                            12

SIGNATURES                                                            13

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited financial statements are included as part of this report:

*    Balance Sheet as of June 30, 2003.

*    Statements of Operations for the Three Months and Six Months
     Ended June 30, 2003 and June 30, 2002, and the Period June 21, 2001 (inception) to June 30, 2003.

*    Statement of Cash Flows for the Six Months Ended  June  30,
     2003 and June 30, 2002 and the Period June 21, 2001 (inception) to June 30, 2003.

*    Notes to Financial Statements

                    Medical Staffing Solutions, Inc.
                      (a Development Stage Company)

                              Balance Sheet
                                  as of
                              June 30, 2003

                                   and

                        Statements of Operations
                   for the three months and six months
                                  ended
                         June 30, 2003 and 2002,
                                   and
                             for the period
                  June 21, 2001 (inception) to June 30,
                                  2003

                                   and

                               Cash Flows
                        for the six months ended
                         June 30, 2003 and 2002,
                                   and
                             for the Period
                  June 21, 2001 (inception) to June 30,
                                  2003

                        TABLE OF CONTENTS

                                                    Page

Independent Accountants' Review Report                1

Balance Sheet                                         2

Statements of Operations                              3

Statements of Cash Flows                              4

Footnotes                                             5

Beckstead and Watts, LLP
Certified Public Accountants
                                          3340 Wynn Road. Suite 8
                                              Las Vegas. NV 89102
                                                     702.257.1984
                                                 702.362.0540 fax

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Medical Staffing Solutions, Inc.
(a Development Stage Company)

We  have  reviewed  the  accompanying balance  sheet  of  Medical
Staffing Solutions, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002 and for the period June 21, 2001 (Inception) to
June 30, 2003, and statements of cash flows for the six-months ended June 30, 2003 and 2002 and for the period June 21, 2001 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Medical Staffing Solutions, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 17, 2003, we expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
August 6, 2003




                             -6-  F1





                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                          Balance Sheet
                           (unaudited)

                                                          June 30,
                                                            2003
                                                        -------------
Assets

Current assets:
  Cash and equivalents                                  $     297
                                                        -------------
    Total current assets                                      297
                                                        -------------

Fixed assets, net                                           1,204
                                                        -------------
                                                        $   1,501
                                                        =============
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable - related party                         $     100
                                                        -------------
    Total current liabilities                                 100
                                                        -------------

Stockholders' equity:

Preferred stock, $0.001 par value, 5,000,000 shares
  authorized, no shares issued and outstanding                  -
Common stock, $0.001 par value, 50,000,000 shares
  authorized, 10,500,000 shares issued and outstanding     10,500
Additional paid-in capital                                 34,500
Subscriptions receivable                                   (8,729)
(Deficit) accumulated during development stage            (34,870)
                                                        -------------
                                                            1,401
                                                        -------------
                                                        $   1,501
                                                        =============


 The accompanying notes are an integral part of these financial statements.




                             -7-  F2






                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                    Statements of Operations
                           (unaudited)

                                       Three Months Ended         Six Months Ended      June 21, 2001
                                            June 30,                  June 30,          (inception) to
                                       2003         2002         2003         2002      June 30, 2003
                                    ----------   -----------   ----------   ---------   -------------

Revenue                             $      -     $       -     $      -     $      -    $       -
                                    ----------   -----------   ----------   ---------   -------------
Expenses:
General and administrative
expenses                                 100         9,735        1,100       13,929       25,677
Equipment rent - related party             -         1,542            -        3,084        8,737
Depreciation                              83            79          166          126          458
                                    ----------   -----------   ----------   ---------   -------------
Total expenses                           183        11,356        1,266       17,139       34,872
                                    ----------   -----------   ----------   ---------   -------------
Other income:
Interest income                            -             -            -            -            2
                                    ----------   -----------   ----------   ---------   -------------
Net (loss)                          $   (183)    $ (11,356)     $(1,266)   $ (17,139)   $ (34,870)
                                    ==========   ===========   ==========   =========   =============
Weighted average number of
common shares outstanding
- basic and fully diluted         10,500,000    10,500,000   10,500,000   10,470,718
                                    ==========   ===========   ==========   =========
Net (loss) per share
- basic & fully diluted             $  (0.00)     $  (0.00)     $ (0.00)    $  (0.00)
                                    ==========   ===========   ==========   =========


 The accompanying notes are an integral part of these financial statements.




                             -8-  F3





                Medical Staffing Solutions, Inc.
                  (a Development Stage Company)
                    Statements of Cash Flows
                           (unaudited)

                                                              Six Months Ended        June 21,2001
                                                                  June 30,           (Inception)to
                                                             2003           2002      June 30, 2003
                                                         -----------   -------------   -------------

Cash flows from operating activities
Net (loss)                                               $  (1,266)    $  (17,139)     $  (34,870)
Depreciation                                                   166            126             458
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   (Increase) in prepaid equipment rent - related party          -         (2,570)              -
   (Decrease) in accounts payable - related party                -           (514)              -
                                                         -----------   -------------   -------------
Net cash (used) by operating activities                     (1,100)       (20,097)        (34,412)
                                                         -----------   -------------   -------------
Cash flows from investing activities
 Purchase of fixed assets                                        -         (1,662)         (1,662)
                                                         -----------   -------------   -------------
Net cash (used) by investing activities                          -         (1,662)         (1,662)
                                                         -----------   -------------   -------------
Cash flows from financing activities
 Issuances of common stock                                       -         25,000          45,000
 Subscriptions receivable                                        -            (29)         (8,729)
 Increase in notes payable - related party                     100              -             100
                                                         -----------   -------------   -------------
Net cash provided by financing activities                      100         24,971          36,371
                                                         -----------   -------------   -------------
Net increase (decrease) in cash and equivalents             (1,000)         3,212             297
Cash and equivalents - beginning                             1,297            939               -
                                                         -----------   -------------   -------------
Cash and equivalents - ending                            $     297     $    4,151      $      297
                                                         ===========   =============   =============
Supplemental disclosures:
 Interest paid                                           $       -     $        -      $        -
                                                         ===========   =============   =============
 Income taxes paid                                       $       -     $        -      $        -
                                                         ===========   =============   =============




 The accompanying notes are an integral part of these financial statements.





                             -9-  F4





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

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $34,870 for the period from June 21, 2001 (inception) to June 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The president of the Company has recently relocated to London, United Kingdom and has dedicated less time to the Company. Management is researching available options in order to continue with current operations and may in the future pursue a business combination with an operating entity. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise substantial doubt  about  the  Company's
ability   to  continue  as  a  going  concern.   These  financial
statements do not include any adjustments that might arise from this uncertainty.

Note 3 - Fixed assets

The Company had computer equipment in the amount of $1,662 during the period ended June 30, 2003. Depreciation expense totaled
$166 for the six-month period ended June 30, 2003.

Note 4 - Related party transactions

During  the  six  months  ended June 30,  2003,  an  officer  and
director  of  the Company loaned $100 to the Company.   The  note
payable is due upon demand and bears no interest.

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




                            -10-  F5





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

In the initial approximately twenty-four-month operating period from June 21, 2001 (inception) to June 30, 2003, the Company generated $2 in interest income and no revenues from operations while incurring $34,870 in general and administrative expenses. This resulted in a cumulative net loss of $34,870 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

Three-Month  Period Ended June 30, 2003 Compared  to  Three-Month
Period Ended June 30, 2002

During the three-month period ended June 30, 2003, the Company incurred $183 in expenses, consisting of $100 in general & administrative expenses and $83 in depreciation. During the comparable period of 2002, the Company incurred $11,356 in expenses, consisting of $9,735 in general & administrative expenses, $1,542 in equipment rent, and $79 in depreciation. The drop in expenses is attributable primarily to a reduction in consulting and legal expenses associated with start-up activities and the expiration of an equipment lease.

Liquidity and Capital Resources

As of June 30, 2003, MSS had $197 in working capital. MSS' current assets as of June 30, 2003 consisted of $297 in cash. MSS believes that it needs additional capital to continue operations and implementation of its business plan (see "Plan of Operations").

In January 2002, MSS raised approximately $25,000 in a registered public offering of common stock pursuant to the SB-2 registration. As of June 30, 2003, MSS used approximately $24,703.00 of the net proceeds of the offering (see Item 2:
"Changes in Securities" for a detailed description of major uses of proceeds as of June 30, 2003).

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

During the year ended December 31, 2002, the actual uses of the proceeds from the offering were as follows:

           Item                 Amount
-------------------------------------------------
Offering Expenses:
Accounting and Legal             $3,023.00
Office Equipment and Supplies    $1,756.16
General Working Capital:
Vehicle Lease                   $6,167.16
Legal and Consulting           $11,000.00
Other                           $2,756.68
------------------------------------------------
Total                          $24,703.00
================================================


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

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit           Name and/or Identification of Exhibit
 Number
----------------------------------------------------------------------
   3.    Articles of Incorporation & By-Laws
         (i)  Articles of Incorporation of MSS filed on June 21,
              2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (ii) Bylaws of MSS adopted on June 21, 2001, incorporated by reference to the Registration Statement on Form SB-2, as amended, previously filed with the SEC.
         (iii) Certificate of Amendment to Articles of Incorporation filed on November 5, 2002, incorporated by reference to the Annual Report on Form 10-KSB, as amended, for the fiscal year 2002, previously filed with the SEC.

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

                Medical Staffing Solutions, Inc.
              ------------------------------------
                          (Registrant)



     Signature               Title                  Date
 ----------------       --------------           -----------


 /s/ Kelly P. Jones     President & CEO,       August 7, 2003
 ------------------         Director
   Kelly P. Jones

/s/ Nicole M. Jones     Vice-President,        August 7, 2003
-------------------       Secretary &
  Nicole M. Jones     Controller, Director


 /s/ Kelly P. Jones   Principal Financial      August 7, 2003
 ------------------         Officer
   Kelly P. Jones

/s/ Nicole M. Jones   Principal Accounting     August 7, 2003
-------------------         Officer
  Nicole M. Jones

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

Date:     August 7, 2003

By:  /s/ Kelly P. Jones
    --------------------
Kelly P. Jones President & CEO

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

Date:     August 7, 2003

By:  /s/ Nicole M. Jones
     -----------------------
Nicole M. Jones Vice-President and Controller