Form 10QSB
period 2003-09-30
MEDICAL STAFFING SOLUTIONS INC
filed 2003-11-14
CIK 1160437

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2003

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

                  8150 Leesburg Pike, Suite 1200
                        Vienna, VA 22182
                     -----------------------
             (Address of principal executive offices)

                          (703) 641-8890
                        ------------------
                    (Issuer's telephone number)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock, 41,200,005 shares issued and outstanding as of November 14, 2003.

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

              MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)

                          CONDENSED CONSOLIDATED
                           FINANCIAL STATEMENTS
                                (UNAUDITED)

                FOR THE NINE MONTHS AND THREE MONTHS ENDED
                        SEPTEMBER 30, 2003 AND 2002

              MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


           INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet as of September 30, 2003 (Unaudited)

     Statements of Operations for the Nine and Three Months Ended
     September 30, 2003 and 2002 with Cumulative Totals Since
     June 21, 2001 (Unaudited)

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2003 and 2002 with Cumulative Totals Since
     June 21, 2001 (Unaudited)

     Notes to Condensed Consolidated Financial Statements

               MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                       (A DEVELOPMENT STAGE CORPORATION)
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2003



                                     ASSETS





CURRENT ASSET
  Cash and cash equivalents                                          $    246
                                                                     ---------
    Total Current Asset                                                   246
Fixed assets, net                                                       1,121
                                                                     ---------

TOTAL ASSETS                                                         $  1,367
                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
   Notes payable - related parties                                   $    100
                                                                     ---------

      Total Current Liabilities                                           100
                                                                     ---------
STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                           -
  Common stock, $.001 par value, authorized 50,000,000
      authorized, 10,500,000 shares issued and outstanding             10,500
   Additional paid-in capital                                          34,500
   Subscriptions receivable                                            (8,729)
   Deficit accumulated during development stage                       (35,004)
                                                                     ---------
      Total Stockholders' Equity                                        1,267
                                                                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  1,367
                                                                     =========



  The accompanying notes are an integral part of the condensed consolidated financial statements.

                  MEDICAL STFFING SOLUTIONS, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE CORPORATION)
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
        FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (WITH CUMULATIVE TOTALS SINCE JUNE 21, 2001)




                                                       NINE MONTHS ENDED            THREE MONTHS ENDED
                                                  ----------------------------  ----------------------------     Cumulative
                                                  September 30,  September 30,  September 30,  September 30,    Totals Since
                                                       2003           2002           2003           2002        June 21, 2001
                                                       ----           ----           ----           ----        -------------


REVENUES                                          $        -     $        -     $        -     $        -       $         -
                                                  -----------    -------------  -----------    -------------    -------------

EXPENSES
   General and administrative expenses                 1,151         16,283             51          2,354            25,728
   Equipment rent - related party                          -          4,626              -          1,542             8,737
   Depreciation                                          249            209             83             83               541
                                                  -----------    -------------  -----------    -------------    -------------
       Total Expenses                                  1,400         21,118            134          3,979            35,006
                                                  -----------    -------------  -----------    -------------    -------------

NET LOSS BEFORE OTHER INCOME (EXPENSE)                (1,400)       (21,118)          (134)        (3,979)          (35,006)
                                                  -----------    -------------  -----------    -------------    -------------
OTHER INCOME
   Interest income                                                        -              -              -                 2
                                                  -----------    -------------  -----------    -------------    -------------
       Total Other Income                                  -              -              -              -                 2
                                                  -----------    -------------  -----------    -------------    -------------

NET (LOSS) APPLICABLE TO COMMON SHARES            $   (1,400)    $  (21,118)    $     (134)    $   (3,979)       $  (35,004)
                                                  ===========    =============  ===========    =============    =============
NET LOSS PER COMMON SHARE PER BASIC
   AND DILUTED SHARES                             $    (0.00)    $    (0.00)    $    (0.00)    $    (0.00)
                                                  ===========    =============  ===========    =============
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING PER BASIC AND DILUTED      10,500,000     10,480,586     10,500,000     10,500,000
                                                  ===========    =============  ===========    =============



    The accompanying notes are an integral part of the condensed consolidated financial statements.

                           MEDICAL STAFFING SOLUTIONS, INC AND SUBSIDIARY
                                 (A DEVELOPMENT STAGE CORPORATION)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                            (WITH CUMULATIVE TOTALS SINCE JUNE 21, 2001)


                                                                                 Cumulative
                                                                                Totals Since
                                                           2003        2002     June 21, 2001
                                                      ----------   ----------   --------------


CASH FLOW FROM OPERATING ACTIVITIES
   Net (loss)                                         $  (1,400)   $ (21,118)    $ (35,004)
                                                      ----------   ----------   --------------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities:
     Depreciation                                           249          209           541

  Changes in assets and liabilities
     Increase in prepaid equipment rent - related
     party                                                    -       (1,028)            -
     (Decrease) in accounts payable - related party           -         (514)            -
                                                      ----------   ----------   --------------
     Total adjustments                                      249       (1,333)          541
                                                      ----------   ----------   --------------

     Net cash (used in) operating activities             (1,151)     (22,451)      (34,463)
                                                      ----------   ----------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of fixed assets                                 -       (1,662)       (1,662)
                                                      ----------   ----------   --------------
       Net cash (used in) investing activities                -       (1,662)       (1,662)
                                                      ----------   ----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                 -       25,000        45,000
     Subscriptions receivable                                 -          (29)       (8,729)
     Increase in notes payable - related party              100            -           100
                                                      ----------   ----------   --------------
       Net cash provided by financing activities            100       24,971        36,371
                                                      ----------   ----------   --------------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                            (1,051)         858           246


CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                   1,297          939         1,297
                                                      ----------   ----------   --------------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $     246    $   1,797     $     246
                                                      ==========   ==========   ==============


    The accompanying notes are an integral part of the condensed consolidated financial statements.

              MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                      (A DEVELOP MENT STAGE COMPANY)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        SEPTEMBER 30, 2003 AND 2002
                                (UNAUDITED)



NOTE 1-   BASIS OF PRESENTATION

          The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2002 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

          These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

NOTE 2-   ACQUISITION

          On September 26, 2003, the Company acquired in a reverse merger, TeleScience International, Inc. ("TeleScience"); a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities; a homeland security division which provides emergency equipment and supplies to state and local governments; and a technology division which provides systems integration and technology services to the federal government. Under the terms of the agreement, the Company acquired 100% of the stock of TeleScience in exchange for 80% of the outstanding shares of the Company. Control of the Company was transferred to TeleScience and the current president and CEO of TeleScience has become the chairman, president and CEO of the Company.

NOTE 3-   GOING CONCERN

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $35,004 for the period from June 21, 2001 (inception) to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. The president of the Company has recently relocated to London, United Kingdom and has dedicated less time to the Company. Management is researching available options in order to continue with current operations and may in the future pursue a business combination with an operating entity. The financial statements do not include any adjustments relating to the

              MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                      (A DEVELOP MENT STAGE COMPANY)
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SEPTEMBER 30, 2003 AND 2002
                                (UNAUDITED)


NOTE 3-   GOING CONCERN (CONTINUED)

          recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue to exist.

          These conditions raise substantial doubt about the Company's ability to continue as a going concern. Those financial statements do not include any adjustments that might arise from this uncertainty.

NOTE 4-   FIXED ASSETS

          The Company had computer equipment in the amount of $1,662 during the period ended September 30, 2003. Depreciation expense totaled $249 and $ 209 for the nine months ended September 30, 2003 and 2002, respectively.

NOTE 5-   RELATED PARTY TRANSACTIONS

          During the nine months ended September 30, 2003, an officer and director of the Company loaned $100 to the Company. The note payable is due upon demand and bears no interest.

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

In the initial approximately twenty-seven-month operating period from June 21, 2001 (inception) to September 30, 2003, the Company generated $2 in interest income and no revenues from operations while incurring $35,006 in general and administrative expenses.
This resulted in a cumulative net loss of $35,004 for the period, which is equivalent to $0.00 per share. The cumulative net loss is attributable solely to the costs of start-up operations.

In September 2003, the Company acquired, via reverse acquisition, Telescience International, Inc., a Virginia based government contractor. Going forward, the Company's primary business will be that of Telescience's.

Three-Month Period Ended September 30, 2003 Compared to Three-Month Period Ended September 30, 2002

During the three-month period ended September 30, 2003, the Company incurred $134 in expenses, consisting of $51 in general &
administrative  expenses  and $83 in  depreciation.   During  the
comparable period of 2002, the Company incurred $3,979 in expenses, consisting of $2,354 in general & administrative expenses, $1,542 in equipment rent, and $83 in depreciation. The drop in expenses is attributable primarily to a reduction in consulting and legal expenses associated with start-up activities and the expiration of an equipment lease.

Liquidity and Capital Resources

As of September 30, 2003, MSS had $146 in net working capital. MSS' current assets as of September 30, 2003 consisted of $246 in cash.

MSS believes that it needs additional capital to continue operations and implementation of its business plan (see "Plan of Operations").

In January 2002, MSS raised approximately $25,000 in a registered
public   offering   of  common  stock  pursuant   to   the   SB-2
registration. As of September 30, 2003, MSS used approximately $24,754.00 of the net proceeds of the offering (see Item 2:
"Changes in Securities" for a detailed description of major uses of proceeds as of September 30, 2003).

B.   Plan of Operation

In 2002, Mr. Kelly P. Jones, former President & CEO of MSS, was accepted by Kigezi International School of Medicine in London,
United Kingdom.   Mr. Jones commenced full-time studies in September
2002. Consequently, since September 2002, Mr. Jones dedicated substantially smaller portion of his time to the affairs of MSS. Subsequent to the acquisition of Telescience International, Inc. in September 2003, Dr. B.B. Sahay became the Chairman and Chief Executive Officer of MSS and Mr. Jones resigned from his offices with the Company.

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

  31.    Additional Exhibits
         Certification pursuant to the Sarbanes-Oxley Act of 2002,
         Section 302.

  32.    Additional Exhibits
         Certification Pursuant to Title 18, United States Code,
         Section 1350, as Adopted Pursuant to Section 906 Of The
         Sarbanes-Oxley Act Of 2002.

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

                Medical Staffing Solutions, Inc.
              ------------------------------------
                          (Registrant)



     Signature               Title                     Date
 ----------------       --------------              -----------


 /s/ B.B. Sahay         President, CEO,           November 14, 2003
 ------------------     Director,
   B.B. Sahay           Principal Accounting and
                        Financial Officer