Form 10KSB
period 2003-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2004-04-09
CIK 1160437

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NO.
       DECEMBER 31, 2003                                      000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           NEVADA                                       91-2135006
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                         8150 LEESBURG PIKE, SUITE 1200
                             VIENNA, VIRGINIA 22182
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    Issuer's telephone number: (703) 641-8890
                                              ---------------

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Medical Staffing was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Medical Staffing's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $8,385,675

Based on the closing sale price on April 7, 2004, the aggregate market value of the voting common stock held by non-affiliates of Medical Staffing is $7,586,085.50.

As of April 7, 2004, Medical Staffing had 48,376,672 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 28, 2003

                                TABLE OF CONTENTS

PART I...............................................................................................1
   FORWARD-LOOKING STATEMENTS........................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS DEVELOPMENT......................................................1
   ITEM 2.  DESCRIPTION OF PROPERTY..................................................................5
   ITEM 3.  LEGAL PROCEEDINGS........................................................................5
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................5
PART II..............................................................................................6
   ITEM 5.  MARKET FOR MEDICAL STAFFING SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS ...............................................................................6
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....7
   ITEM 7.  FINANCIAL STATEMENTS....................................................................12
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....12
   ITEM 8A. CONTROLS AND PROCEDURES.................................................................13
PART III............................................................................................14
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
              SECTION 16(a) OF THE EXCHANGE ACT.....................................................14
   ITEM 10. EXECUTIVE COMPENSATION..................................................................15
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................15
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................17
PART IV.............................................................................................18
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..................................18
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES..................................................19
FINANCIAL STATEMENTS...............................................................................F-1

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

      This Form 10-KSB contains "forward-looking statements" relating to Medical Staffing Solutions, Inc. ("Medical Staffing") which represent Medical Staffing's current expectations or beliefs including, but not limited to, statements concerning Medical Staffing's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Medical Staffing to continue its growth strategy and competition, certain of which are beyond Medical Staffing's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and Medical Staffing undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS DEVELOPMENT

INTRODUCTION

      Medical Staffing was a developmental stage business and generated no revenue from its inception, in June 2001, until it acquired its subsidiary, TeleScience International, Inc., ("TeleScience") in September 2003. Under the terms of the agreement, Medical Staffing acquired 100% of the stock of TeleScience International, Inc., in exchange for 80% of the outstanding shares of Medical Staffing. Control of Medical Staffing was transferred to TeleScience and the current President and CEO of TeleScience has become the Chairman, President, and CEO of Medical Staffing.

      We have now become a small government contracting firm which provides, through its wholly-owned subsidiary, TeleScience, services such as long-term staffing of professionals to government clients in the medical and information technology areas and sales of products in the medical and homeland security areas, also primarily to government clients.

BUSINESS STRATEGY AND SERVICES

      Medical Staffing's strategy is to provide an array of services to the government market, primarily in the areas of medical staffing, homeland security, and information technology.

      Our ability to successfully expand requires significant revenue growth from increased services performed for existing and new clients, as well as the potential for strategic acquisitions and/or mergers. The realization of these events depends on many factors, including successful strategic sales and marketing efforts and the identification and acquisition of appropriate businesses. Any difficulties encountered in the expansion of the Company through successful sales and marketing efforts and/or acquisitions could have an adverse impact on our revenues and operating results.

CLIENTS

      Our client base consists predominantly of federal and state government agencies with medical staffing needs. Federal clients include all branches of the armed services, the Veteran's Administration, and the Public Health Service. State clients include California and Pennsylvania, where the Company places contract employees with the corrections or human services departments. We have experience and expertise in the successful completion of projects in the medical staffing and information technology areas, and this is where we are concentrating our marketing efforts. However, since September 2001, we also have formed business alliances with manufacturers and distributors of decontamination products to serve the homeland security needs of government agencies.

      Historically we have derived, and believe that in the immediate future we will derive, the greatest percentage of our total revenues from medical staffing. We are planning to expand this effort into the private health care area and have hired a key employee in January 2004 for this purpose. We are also attempting to increase the percentage of revenue derived from the information technology and homeland security areas to provide diversity and stability to our business. For this reason, we have engaged consultants and entered into several strategic business alliances and are contemplating acquisitions of suitable small businesses.

MARKETING AND SALES

      We focus our sales and marketing efforts on the government sector. The majority of our revenues for 2003 were derived from contracts and projects with state and federal government agencies in the area of medical staffing.

      We market our solutions through our direct sales force, and alliances with several strategic partnerships in certain industries. The direct sales force is responsible for providing highly responsive, quality service and ensuring client satisfaction with our services. Our strategic partnerships and alliances provide the Company with additional access to potential clients.

COMPETITION

      The market for the medical staffing services that we provide is highly competitive, includes a large number of competitors, and is subject to change. This is offset by the increasing demand for medical professionals, especially nurses, so that we envision continued growth in this area. However, due to the existing nursing shortage, we may require creative methods to attract new hires and we have a long-term plan in place for such recruiting.

      The market for the information technology services that we provide is also highly competitive, includes a large number of competitors, and is subject to rapid change. Our strategy for these operations are to market to existing customers, to take advantage of existing alliances, to develop niche markets, and to provide the custom solutions and flexibility that our small size allows.

      Our status as a Small Disadvantaged Business and being on the GSA schedule with the federal government, and on vendor lists in California and Pennsylvania, provides additional opportunities for the Company.

INTELLECTUAL PROPERTY

      Our intellectual property primarily consists of methodologies developed for use in recruiting and staffing and in application development and systems integration solutions. We do not have any patents and rely upon a combination of trade secrets and contractual restrictions to establish and protect our ownership of our proprietary methodologies. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and clients. As the number of competitors providing services similar to the services of the Company increases, the likelihood of similar methodologies being used by competitors increases.

      Although our methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against us in the future, that the assertion of such claims will not result in litigation, or that we would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further, litigation regardless of its outcome could result in substantial cost to the Company and divert management's attention from our operations.

      Although we are not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation against us could materially adversely affect our business, operating results and financial condition.

PERSONNEL

      As of December 31, 2003, we had approximately 200 employees (full and part time) and engaged four consultants in the business development area. During 2003, two of the Company's staffing contracts expired, which resulted in a loss of 18 positions and which is not reflected in the total for the end of the year. The Company also periodically employs additional consultants and temporary employees.

      As of March 15, 2004, we had approximately 215 employees, located in twenty-one states and the District of Columbia. The principal categories are physicians (2), registered nurses (62), LVNs or LPNs (35), dental assistants
(29), certified nursing assistants (17), pharmacist technicians (14), and management (14). The principal locations are California (65), Louisiana (39), Virginia (15), Pennsylvania (14), Florida (11), and New Mexico (10). (The numbers within parentheses in this paragraph refer to numbers of employees.)

      We believe that our future success will depend in part on our continued ability to attract and retain highly skilled managerial, marketing, and support personnel. There can be no assurance that we will be able to continue to attract and retain personnel necessary for the development of its business. We generally do not have employment contracts with our key employees. However, we do have confidentiality and non-disclosure agreements with many of our key employees. None of our employees is subject to a collective bargaining agreement, except for those employees situated in Louisiana who elected to be represented by the Service Employees International Union (SEIU). We believe that our relations with our employees are good.

RISKS RELATED TO OUR BUSINESS

      We are subject to various risks that may materially harm our business, financial condition and results of operations. An investor should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline.

MEDICAL STAFFING HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MAY CAUSE US TO CURTAIL OPERATIONS

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2003, we lost $293,624. Our accumulated deficit was $3,316,866 as at the end of December 31, 2003. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted.

MEDICAL STAFFING MAY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS

      Unless Medical Staffing can become profitable with the existing sources of funds we have available and our operations, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot be assured that that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM DECEMBER 31, 2003 AND DECEMBER 31, 2002 FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2003 and December 31, 2002, which states that the financial statements raise doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, anticipated from our operations and from the Securities Purchase Agreement and the Standby Equity Distribution Agreement entered into by the Company and Cornell Capital Partners, LP ("Cornell Capital Partners"), which were signed on March 11, 2003. Based on our current budget assessment, and excluding any acquisitions which may occur in 2004, we believe that we may need to obtain approximately $2 million in additional debt or equity capital from one or more sources to fund operations for the next twelve months. These funds are expected to be obtained from the sale of securities, including the sale of stock under the Standby Equity Distribution Agreement.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2003, WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE, OUR ABILITY TO CONTINUE OPERATIONS IS AT RISK

      We had a working capital deficit of $1,717,648 at December 31, 2003, which means that our current liabilities as of that date exceeded our current assets on December 28, 2003 by $1,717,648. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2003, were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we, may have to raise capital or debt to fund the deficit or curtail future plans.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK

      Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Medical Staffing will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

      o     With a price of less than $5.00 per share;

      o     That are not traded on a "recognized" national exchange;

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

      Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

      Our success largely depends on the efforts and abilities of key executives, including B. B. Sahay, our Chief Executive Officer. The loss of the services of B.B. Sahay could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on B.B. Sahay. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

ITEM 2. DESCRIPTION OF PROPERTY

      Our principal executive office consists of approximately 4,687 square feet of office space located at 8150 Leesburg Pike, Suite 1200, Vienna, Virginia, which is currently being subleased by the Company through July 2004 for approximately $7,616 per month. Our rent in 2003 for this office was approximately $91,396.

      We also leased a branch office located at 2573 Greenwood Avenue, Morro Bay, California. We pay a portion of the rent, amounting to $575 per month. Our annual rent in 2003 for this branch office was approximately $6,900.

      We also leased a branch office located at 4533 North Boulevard, in the parish of East Baton Rouge, Louisiana, under a lease that expired on November 14, 2003, at a rate of $275 per month. The lease was held over on a month-to-month basis until the end of February 2004. Our annual rent in 2003 for that property was approximately $3,300.

      We also rent a branch office in Suite 107, located at 2090 Linglestown Road, Harrisburg, Pennsylvania, for $225 per month. Our annual rent in 2003 for this branch office was approximately $1,800.

      We believe that we can obtain additional facilities required to accommodate our projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently involved in any material legal proceedings. However, in 2003, we settled a claim against the Company from an individual who was a former officer and investor. In satisfaction of that settlement, 2,655,678 restricted shares of Medical Staffing common stock were delivered to the individual in November of 2003. The Company may become involved in litigation, from time to time, in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote during the fiscal year ended December 31, 2003.

      On March 9, 2004, a majority of Medical Staffing's stockholders voted by written consent to increase the number of authorized shares of common stock to 300 million shares and to increase the number of authorized shares of preferred stock to 30 million shares. The corresponding Articles of Amendment were filed with the Secretary of State of Nevada on March 9, 2004.

                                     PART II

ITEM 5. MARKET FOR MEDICAL STAFFING SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Medical Staffing's common stock currently trades on the Over-The-Counter Bulletin Board (OTC:BB) under the trading symbol "MSSI".

      The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2002, as reported by the National Quotation Bureau. It represents interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                      BID PRICES
                                                   ----------------
                                                   HIGH         LOW
                                                   ----         ---

         2002

         Second Quarter                            $0.25       $0.15
         Third Quarter                             $0.15       $0.15
         Fourth Quarter                            $0.15       $0.15

         2003

         First Quarter                             $0.15       $0.10
         Second Quarter                            $0.10       $0.05
         Third Quarter                             $0.07       $0.07
         Fourth Quarter                            $1.70       $0.07

                                                                2004

         First Quarter                             $0.27       $0.12

      Medical Staffing presently is authorized to issue 300,000,000 shares of Common Stock with $0.001 par value. As of April 7, 2004, there were 52 holders of record of Medical Staffing's common stock and 48,376,672 shares issued and outstanding.

      Medical Staffing is authorized to issue 30,000,000 shares of $0.001 par value preferred stock, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of Directors with rights, designations, preferences and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance.

DIVIDENDS

      Medical Staffing has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on Medical Staffing's operations, its capital requirements, and its overall financial condition.

CHANGES IN SECURITIES

      Prior to the Share Exchange Agreement, B. B. Sahay owned 100% of the outstanding shares of TeleScience. Beginning with the Share Exchange Agreement, Medical Staffing has issued the following unregistered securities.

      Immediately prior to the Share Exchange transaction, the Company had 10,499,333 shares of common stock. Upon the consummation of the Shares Exchange transaction, the Company canceled 9,953,333 of the outstanding shares and issued 2,200,000 shares of common stock to the holders of the common stock of TeleScience for 100% of the outstanding stock of TeleScience. On September 29, 2003, the Company approved a 14 for 1 stock dividend.

      On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners is obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and is obligated to purchase $350,000 of additional debentures upon the filing of a registration statement relating to the shares of common stock resulting from a conversion of the debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. None of the debentures have been converted to date.

      On March 11, 2004, Medical Staffing entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, Medical Staffing may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Medical Staffing entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Medical Staffing paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Medical Staffing's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

GOING CONCERN

      As reflected in Medical Staffing's financial statements for the twelve months ended December 31, 2003, Medical Staffing's accumulated deficit of $3,316,866 and its working capital deficiency of $1,717,648 raise doubt about its ability to continue as a going concern. The ability of Medical Staffing to continue as a going concern is dependent on Medical Staffing's ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for December 31, 2003 do not include any adjustments that might be necessary if Medical Staffing is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      o     Revenue recognition;
      o     Allowance for doubtful accounts; and
      o     Accounting for income taxes.

      In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgement in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

REVENUE AND COST RECOGNITION

       Revenue is recognized under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided.

       Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We make judgments as to our ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.

ACCOUNTING FOR INCOME TAXES

      We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts, and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any deferred tax asset has been reserved by the Company with an offsetting valuation allowance adjustment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

      Year Ended December 31, 2003, Compared to the Year ended December 31, 2002 Revenues. Revenues for the year ended December 31, 2003, were approximately $8.4 million, an increase of $2.0 million, as compared to revenues of approximately $6.4 million for the year ended December 31, 2002. The 31% increase in revenues in 2003 was primarily attributable to the awarding of a greater percentage of government contracts for the providing of services in the nursing industry to government facilities above and beyond the 2002 contracts that were still ongoing in 2003. We anticipate revenues to grow a similar amount in the fiscal year ending 2004.

      Gross profit. Gross profit for the year ended December 31, 2003, was $2.5 million, or 30% of revenues, an increase of half a million as compared to gross profit of $2.0 million, or 31% of revenues, for the year ended December 31, 2002. Gross profit remained consistent despite the fact that wages per hour increased. We were able to pass through the incremental wage increases into the contract and were able to keep the gross profit percentages consistent with 2002.

      Cost of Sales. Cost of sales for the year ended December 31, 2003, was $5.9 million, or 70% of revenues, as compared to $4.4 million, or 60% of revenues, for the year ended December 31, 2002. The $1.5 million increase in cost of sales for the year ended December 31, 2003, was primarily attributable to the Company's garnering of contracts and the increased labor associated with fulfilling the contracts.

      Operating expenses. Operating expenses for the year ended December 31, 2003, were $2.7 million, or 32% of revenues, as compared to $2.0 million, or 31% of revenues, for the year ended December 31, 2002. The $0.7 million increase in operating expenses in 2003 was primarily attributable to the Company's requirement of administrative staff to meet the needs of the customers, as well as increased rent and insurance with respect to the relocation of the corporate office to accommodate more of their customers and business relationships.

      Other income (expense). Other income for the year ended December 31, 2003, was ($0.1) million, an increase of $1.2 million, as compared to $1.3 million for the year ended December 31, 2002. The increase in other income (expense) in 2003 was primarily attributable to the $1.1 million litigation settlement the Company entered into in 2002. The Company had no such expense in 2003. Additionally, the Company had adjusted an investment they made to zero as the investment in the project was stalled, and the uncertainty existed that they may be unable to recover their investment. This also occurred in 2002 and is reflected as an unrealized loss. Interest expense increased as the lending activity increased in 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Medical Staffing's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Medical Staffing incurred a net loss of $293,624 and $1,239,732 for the years ended December 31, 2003 and December 31, 2002, respectively, and has an accumulated deficit of $3,316,866 at December 31, 2003. Management recognizes that Medical Staffing must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Medical Staffing will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      Medical Staffing is at present meeting its current obligations from its monthly cash flows, which during 2002, 2003, and to date in 2004 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Medical Staffing currently does not have internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Medical Staffing is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed Medical Staffing to meet its obligations in the recent past, there can be no assurances that Medical Staffing's present methods of generating cash flow will be sufficient to meet future obligations. Historically, Medical Staffing has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that Medical Staffing will be able to raise additional capital in this manner.

      Cash used in operating activities was $485,378 for the year ended December 31, 2003, compared to $1,012,868 for 2002. The decrease in cash used was due primarily to the decreased loss from continuing operations of $1,000,108.

      Cash used in investing activities was $86,789 in 2003 compared to $1,691 in 2002. This increase was principally due to the capital expenditures of $56,782 and an increase in amounts due to related parties of $30,007.

      Cash provided by financing activities was $638,833 during fiscal year 2003 compared to $1,047,758 during the same period in 2002. This decrease was mainly due to a decrease in the net proceeds from a related-party loan payable and higher net proceeds from notes payable in 2003.

      We have incurred losses since inception. Management believes that it will require approximately $2 million in additional capital to fund overall Company operations for the next twelve months. Medical Staffing currently has approximately $20,000 in cash and cash equivalents as of April 7, 2004.

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company and receives payment directly on the outstanding receivables, with the remaining balance remitted to the Company. The outstanding balance at December 31, 2003 was $1,018,065. The balance is reflected net of a 10% reserve that the factor has established and which is adjusted on each funding.

      Additionally, the Company maintains a small credit line with a bank. The balance outstanding at December 31, 2003 was $14,041.

        In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and now bears interest at 7%. The note is due on demand. At December 31, 2003 and 2002, the balance remained $220,000. The Company does not anticipate this note to be due during the next fiscal year and, therefore, has classified this liability as a long-term liability.

        In 1997, the Company borrowed $300,000 plus interest at 10% from an individual and had started repayments of that note with interest paying down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002 (see Note 10). This amount was paid back from a private stock transaction with the President of the Company in November 2003.

        On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners is obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and is obligated to purchase $350,000 of additional debentures upon the filing of a registration statement relating to the shares of common stock resulting from a conversion of the debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. None of the debentures has been converted to date.

        On March 11, 2004, Medical Staffing entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, Medical Staffing may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Medical Staffing entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Medical Staffing paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004.

        There have been no draws to date under the Standby Equity Distribution Agreement.

        From time to time, Medical Staffing may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Medical Staffing's future capital requirements will depend on many factors, including the success of our operations, economic conditions and other factors such as the results of future operations. If Medical Staffing is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that Medical Staffing will be required to cease operations.

PLAN OF OPERATIONS

        Medical Staffing, through its TeleScience subsidiary, will continue to provide:

      o     medical staffing services,
      o     information technology and telecommunications services, and
      o     homeland security products and services.

        TII provides two categories of services:

      o     Medical Systems
      o     Technology

      The Medical Systems operations specialize in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. In 2004, we will be expanding to provide long-term staffing of nurses (RNs and LPNs) to private hospitals in the tri-state area (Virginia, Maryland, D.C.), as well as sections of Pennsylvania.

      The Technology operations specialize in long-term professional consulting and staffing of experienced and qualified IT personnel in the government and private sectors. We provide systems integration and information technology (IT) services. We also serve homeland security efforts with emergency equipment, decontamination products, vehicles, and supplies within the federal government, particularly the Department of Defense and the Veteran's Administration.

      In October 2003, the Company extended their agreement with the California State Department of Corrections for Contract Nursing Staff. This agreement has an annual estimated value of $2.5 million dollars.

      In May 2002, the Company was awarded a three-year $2.6 million dollar contract with the Department of Health and Human Services to provide nursing staff to the U.S. Public Health Service in support of the National Hansen's Disease Programs based in Louisiana. This is the second such contract won by the Company.

MANAGEMENT STRATEGY

      Medical Staffing management has taken several initiatives to grow and expand its current businesses of medical and technology services and to develop and market its homeland security business.

MANAGEMENT STRATEGIC PLAN FOR FUTURE GROWTH & EXPANSION.

      The Management's strategic plan for future growth and expansion is fourfold: 1) expand its medical services into the private sector; 2) enhance recruitment; 3) develop a homeland security marketing plan; and 4) acquire suitable companies.

      Expansion of Medical Services into the Private Sector. In January 2004, the Company hired a seasoned executive to direct the Company's expansion of its medical services into the private health care sector. This expansion will provide long-term part-time staffing of registered nurses (RNs) and licensed professional nurses (LPNs) to private health care facilities in the tri-state area (Virginia, Maryland, DC), as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers. The Company is negotiating with an experienced marketing executive to augment this effort, in order to procure private hospital and nursing homes contracts to accelerate the Company's growth and expansion. With this effort to expand into the private health care area, the Company will be positioned to increase its revenue base immediately.

      Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional level staff for medical contracts. This plan is geared toward expanding the business of Medical Staffing's most active services, the Medical Systems operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving into similar staffing arrangements with its private sector. The long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially nurses (RNs) in this country.

      Overseas Recruiting of Registered Nurses. The largest shortage in terms of vacancies and intractability of recruiting domestic personnel exists in the nursing profession. This profession, historically dominated by women, is experiencing nurse shortages that are closely related to the opening of many alternative career fields to a younger generation of women. This situation is unlikely to change, leading to the intractability of attracting a large number of American women into nursing. Medical Staffing perceives an opportunity in this situation, which can provide business expansion for many years. It is Medical Staffing's plan to aggressively recruit nurses from suitable countries overseas over the next few years.

      Domestic Recruiting of Health Care Professionals. Medical Staffing has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. Medical Staffing has an established recruiting department for the recruitment of health care professionals to meet such needs on a regular basis, as well as its future contract requirements on a proactive basis. This department uses newspaper and internet media extensively for this purpose. Medical Staffing's website is also being updated to attract these professionals to apply for jobs directly for open or future upcoming positions.

DEVELOP A HOMELAND SECURITY MARKETING PLAN.

      Medical Staffing views this market sector as an opportunity for rapid growth. The Company has invested significant resources to build an infrastructure and to generate an initial presence in this sector. Medical Staffing is in the process of closing on a very critical alliance with a company which has the experience of providing homeland security products and services to the government sector. Recently Medical Staffing formed a strategic alliance with Mobile Healthcare Solutions (MHS), a provider of deployable, mobile medical treatment facilities. The two companies will partner for joint bidding on select projects in homeland security arenas that fit their combined expertise. Medical Staffing's initial marketing plan in the homeland security arena is to utilize the power and expertise of its alliances to market its decontamination products. This marketing plan further extends marketing of emergency equipment, decontamination products, vehicles, and personal protective equipment to federal, state, and local governments. The Company was recently named as one of the participants in a $1,000,000,000 IDIQ contract in the homeland security area with the state of Pennsylvania.

CURRENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on the consolidated financial statements.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on the results of operations, financial position and cash flows.

      In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is not expected to have a material effect on the consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

      The consolidated financial statements of Medical Staffing required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

ITEM 8A. CONTROLS AND PROCEDURES

(A)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer (one person) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

(B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2003, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      As of April 7, 2004, the directors and executive officers of Medical Staffing, their age, positions in Medical Staffing, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME OF DIRECTOR/
EXECUTIVE OFFICER       AGE      POSITION                    PERIOD SERVED
-----------------       ---      --------                    -------------
Brajnandan B. Sahay              Chairman, President,        September 25, 2003 to Date
                                 Chief Executive Officer

        Since B.B. Sahay is the sole director of Medical Staffing, there are no family relationships between or among the directors, executive officers or any other person. B.B. Sahay is not a director of any company that files reports with the SEC, nor has he been involved in any bankruptcy proceedings, criminal proceedings, any proceedings involving any possibility of enjoining or suspending Dr. Sahay from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

        Medical Staffing's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Medical Staffing's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

        Medical Staffing does not currently have an audit committee, and the Board of Directors serves this function. Further, the Board does not have a financial expert, as defined by Regulation S-B Item 401. Medical Staffing has not been able to attract a financial expert to serve on its Board of Directors since the date of the share exchange transaction. Medical Staffing intends to seek a candidate to serve in this role.

BRAJNANDAN B. SAHAY

      Brajnandan B. Sahay earned his doctorate in 1973 in Control Systems, Science, and Engineering from Washington University (St. Louis, Missouri). Dr. Sahay founded TeleScience in 1987, which began operations in 1992. Prior to 1992, Dr. Sahay held various engineering, management and advisory positions with Contel, IBM Satellite Business Systems, MCI, and MITRE Corporation. Since 1992, he has been with TeleScience, as chairman and chief executive officer. On September 25, 2003, he became chairman, president and chief executive officer of Medical Staffing.

SECTION 16(A) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Medical Staffing's officers and directors, and persons who beneficially own more than ten percent of a registered class of Medical Staffing's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Medical Staffing with copies.

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Medical Staffing believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

CODE OF ETHICS

      On March 29, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal year ended December 31, 2003, 2002 and 2001 certain information regarding the compensation earned by Medical Staffing's Chief Executive Officer and each of Medical Staffing's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2003 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to Medical Staffing and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                         ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
               ----------------------------------------   ---------------------------------------
NAME AND
  PRINCIPAL                                   OTHER        RESTRICTED    UNDERLYING      OTHER
  POSITION     YEAR   SALARY       BONUS   COMPENSATION   STOCK AWARDS     OPTIONS   COMPENSATION
  --------     ----   ------       -----   ------------   ------------     -------   ------------
B.B. Sahay     2003   $159,984         --        --             --           --            --
               2002   $149,083    $45,582        --             --           --            --
               2001   $146,460    $45,582        --             --           --            --

OPTION GRANTS

      The Company has no outstanding options.

COMPENSATION OF DIRECTORS

      Medical Staffing did not issue any shares of common stock as compensation to any director in 2003.

EMPLOYMENT AGREEMENTS

      The Company does not have any existing employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information with respect of the beneficial ownership as of April 7, 2004 for any person who is known to Medical Staffing to be the beneficial owner of more than 5% of Medical Staffing's common stock.

-----------------------------------------------------------------------------------------
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-----------------------------------------------------------------------------------------
  TITLE OF        NAME AND ADDRESS               AMOUNT AND NATURE OF         PERCENTAGE
    CLASS        OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP        OF CLASS (1)
    -----        -------------------             --------------------        ------------
Common         B. B. Sahay                             30,344,322                62.7%
               8150 Leesburg Pike, Suite 1200
               Vienna, VA  22182

Common         Azmat Ali                                2,655,678                5.49%
               9705 Grenadier Court
               Bethesda, MD 20817

Total                                                  33,000,000               68.19%

--------------------------------------------------------------------------------------------
                                  SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------------------------------------------------------------------
  TITLE OF          NAME AND ADDRESS               AMOUNT AND NATURE OF         PERCENTAGE
    CLASS          OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP        OF CLASS (1)
    -----          -------------------             --------------------        ------------

Common         B. B. Sahay                              30,344,322                62.7%
               Chairman, President & CEO
               8150 Leesburg Pike, Suite 1200
               Vienna, VA  22182

Common         Carl Jacobsen                                40,000                   *
               Vice President-Administration &
               Contracting
               8150 Leesburg Pike, Suite 1200
               Vienna, VA  22182

Common         Reeba Magulick                              329,400                   *
               Assistant Vice President
               8150 Leesburg Pike, Suite 1200
               Vienna, VA  22182

               ALL OFFICERS AND DIRECTORS
               AS A GROUP (1 PERSON)                    30,713,722                63.5%

*        Less than 1%

(1) Applicable percentage of ownership is based on 48,376,672 shares of common stock outstanding as of April 7, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 7, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

      The Company adopted a 2004 Stock Plan in January 2004 under Form S-8, authorizing 4,000,000 shares under the plan. On each of January 22, 2004 and February 18, 2004, the Company issued 2,000,000 shares under the plan to certain employees and consultants of the Company.

      The following table sets forth the securities that have been authorized under equity compensation plans as of April 7, 2004.

                                                                                        GE NUMBER OF
                                                                                         SECURITIES
                                                                                          REMAINING
                                                                                          AVAILABLE
                                                            NUMBER OF                    FOR FUTURE
                                                            SECURITIES                    ISSUANCE
                                                              TO BE     WEIGHTED-AVERA  UNDER EQUITY
                                                           ISSUED UPON     EXERCISE     COMPENSATION
                                                           EXERCISE OF     PRICE OF         PLANS
                                                           OUTSTANDING    OUTSTANDING    (EXCLUDING
                                                             OPTIONS,      OPTIONS,      SECURITIES
                                                             WARRANTS    WARRANTS AND   REFLECTED IN
                                                            AND RIGHTS      RIGHTS       COLUMN (A))
                                                           -----------    -----------    ----------
                                                               (A)            (B)            (C)
Equity compensation plans approved by security holders               0    $        --              0
Equity compensation plans not approved by security
holders                                                      4,000,000    $     0.125      4,000,000
                                                             ---------    -----------      ---------
TOTAL                                                        4,000,000    $     0.125      4,000,000
                                                             =========    ===========      =========

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past two (2) years, Medical Staffing has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Medical Staffing's Common Stock, except as disclosed in the following paragraphs.

      The Company has outstanding at December 31, 2003, $130,000 of non-interest bearing note payable to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the consolidated balance sheet as current liabilities.

      The Company has also advanced related parties certain amounts, mostly in the form of employee advances. The balance at December 31, 2003 was $30,007. These amounts are anticipated to be repaid within the next year and have been classified as current assets on the consolidated balance sheet.

      The Company had advances from an officer of the Company to help fund operations in the amount of $71,379 at December 31, 2002. The officer had not been charging interest, and the amounts were classified as current liabilities as they are due on demand. These amounts were repaid by the Company in 2003.

      The Company was party to a claim pursuant to which an individual was seeking damages under an agreement the Company entered into in 2002. The Company eventually settled this claim, and consequently recorded a liability for the settled amount of $1,092,156, which included attorney's fees. The payout of this settlement was to be over forty-two months in semi-monthly installments of $12,500 commencing February 2003. The settlement accrued interest at 12% upon any default of the agreement. As part of this agreement the individual can seek no further damages against the Company. The Company had paid $216,236 of this amount, as of October 2003 and in November 2003, by means of a private stock transaction, the President of the Company, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for the remaining liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920.

      Medical Staffing did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2003 or 2002.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (A)   DOCUMENTS FILED AS PART OF THIS REPORT:

      See Index to Consolidated Financial Statements attached, which are filed as part of this report.

      (B)   REPORTS ON FORM 8-K:

      During the 4th quarter of 2003, Medical Staffing filed the following Current Reports on Form 8-k.:

      On November 19, 2003, Medical Staffing filed a Form 8-K/A under Items 4 and 7 concerning the change of the Company's certifying accountants from Beckstead and Watts, LLP to Bagell, Josephs & Company, LLC.

      On December 31, 2003, Medical Staffing filed a Form 8-K/A under Items 1,5 and 7 concerning the September 25, 2003 Shares Exchange Agreement relating to TeleScience. The pro forma financial statements were filed as exhibits to the filing. On January 5, 2004, a subsequent amendment to the Form 8-K/A was filed for formatting corrections.

      (c)   EXHIBITS:

EXHIBIT
NO.

      (c)   EXHIBITS:


EXHIBIT NO.

2.1         Articles of Incorporation, as amended               Incorporated by reference to Exhibit 3(a) to the
                                                                Company's Registration Statement on Form SB-2 as filed
                                                                with the United States Securities and Exchange
                                                                Commission on October 9, 2001

3.1         By-laws                                             Incorporated by reference to Exhibit 3(b) to the
                                                                Company's Registration Statement on Form SB-2 as filed
                                                                with the United States Securities and Exchange
                                                                Commission on October 9, 2001

3.2         Articles of Amendment                               Incorporated by reference to Exhbit 3 to the Company's
                                                                Annual Report on Form 10-KSB as filed with the United
                                                                States Securities and Exchange Commission on March 27,
                                                                2003

3.3         Articles of Amendment                               Provided herewith

10.1        Sublease Agreement dated December 23, 2002 by and   Provided herewith
            among InterAmerica Technologies, Inc., Kemron
            Environmental Services and Telescience
            International, Inc.

10.2        Promissory Note in the principal amount of          Provided herewith
            $875,920 made by the Company in favor of B. B.
            Sahay

10.3        Memorandum of Understanding dated March 10, 2004,   Provided herewith
            by and between Silver Star Technologies, Inc. and
            TeleScience International, Inc.

10.4        Memorandum of Understanding by and between          Provided herewith
            Telescience International, Inc. and Chesapeake
            Government Technologies, Inc.

10.5        Proposal dated January 7, 2004 from Professional    Provided herewith
            Nursing Resources, Inc. to Telescience
            International, Inc.

10.6        Standby Distribution Agreement dated March 11,      Provided herewith
            2004 between Medical Staffing and Cornell Capital
            Partners, LP

10.7        Registration Rights Agreement dated March 11,       Provided herewith
            2004 between Medical Staffing and Cornell Capital
            Partners, LP

10.8        Escrow Agreement dated March 11, 2004 among         Provided herewith
            Medical Staffing, Cornell Capital Partners LP,
            Butler Gonzalez, LP

EXHIBIT NO.

10.9        Securities Purchase Agreement dated March 11,       Provided herewith
            2004, among Medical Staffing and the Buyers

10.10       Escrow Agreement dated March 11, 2004 among         Provided herewith
            Medical Staffing, the Buyers and Butler Gonzalez,
            LP

10.11       $250,000 Convertible Debenture dated March 11,      Provided herewith
            2004, between Medical Staffing and Cornell Capital
            Partners, LP

10.12       Investors Registration Rights Agreement dated       Provided herewith
            March 11, 2004 between Medical Staffing and the
            Investors

10.13       Placement Agent Agreement dated March 11, 2004      Provided herewith
            between Medical Staffing and Cornell Partners, L.P.

10.14       Renewal Agreement dated February 5, 2004, from      Provided herewith
            Commonwealth of Pennsylvania to Telescience
            International, Inc. regarding Contract 2550-09
            Personal Protection Equipment PPE

10.15       Memorandum of Understanding dated February 23,      Provided herewith
            2004, to Mobile Healthcare Solutions, Inc. from
            Telescience International, Inc.

10.16       Purchase Orders                                     Provided herewith

10.17       Master Contract dated April 1, 2004, by and         Provided herewith
            between Telescience International, Inc. and
            State of California Department of Corrections

10.18       Contract for Commercial Items dated May 19,         Provided herewith
            2002, by and between Department of Health & Human
            Services and Telescience International, Inc.

10.19       Master Contract dated March 4, 2002, by and         Provided herewith
            between California Department of Corrections and
            Telescience International, Inc.

10.20       Memorandum dated March 26, 2003 regarding Branch    Provided herewith
            Office Location

14.1        Code of Ethics                                      Provided herewith

23.1        Consent of Independent Certified Public
            Accountants                                         Provided herewith

31.1        Certification by Chief Executive                    Provided herewith
            Officer/Principal Financial Officer pursuant to
            15 U.S.C. Section 7241, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

32.1        Certification by Chief Executive Officer and        Provided herewith
            Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES


(1) AUDIT FEES. The Company paid Bagell, Josephs & Company, L.L.C. audit fees of $17,000 for the audit of fiscal year 2003 and audit fees of $10,000 for the audit of fiscal year 2002.

(2) AUDIT - RELATED FEES. The Company has paid Bagell, Josephs & Company, L.L.C. audit related fees of $2,500 in 2003 for quarterly statement review, bookkeeping and other accounting services. The Company has paid $2,500 in 2002 for quarterly statement review.

(3) TAX FEES. The Company has paid $1,500 for tax services to Bagell, Josephs & Company, L.L.C.

(4) ALL OTHER FEES. The Company has not paid for any other services to Bagell, Josephs & Company, L.L.C.

(5) AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES. The Company's sole director, which acts as the Company's audit committee, approved the engagement of Bagell, Josephs & Company, L.L.C.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 8, 2004.


April 9, 2004                           MEDICAL STAFFING SOLUTIONS, INC.


                                       By: /s/ Brajnandan B. Sahay
                                          -------------------------------------
                                          Brajnandan B. Sahay,
                                          President, Chief Executive Officer and
                                          Director

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE(S)

Independent Auditors' Report                                              F-2

Independent Auditors' Report                                              F-3

Balance Sheet as of December 31, 2003                                     F-4

Statements of Operations for the Years Ended

   December 31, 2003 and 2002                                             F-5

Statements of Changes in Stockholder's Equity (Deficit) for the
   Years Ended December 31, 2003 and 2002                                 F-6

Statements of Cash Flows for the Years Ended

   December 31, 2003 and 2002                                             F-7

Notes to Financial Statements                                            F 8-18

INDEPENDENT AUDITORS' REPORT

To the Stockholders' of

Medical Staffing Solutions, Inc. and Subsidiary
Vienna, VA

We have audited the accompanying consolidated balance sheet of Medical Staffing Solutions, Inc. and Subsidiary (the "Company") as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Staffing Solutions, Inc. and Subsidiary as of December 31, 2003, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.

Gibbsboro, New Jersey

March 11, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' of
Medical Staffing Solutions, Inc. and Subsidiary
Vienna, VA

We have audited the accompanying balance sheet of Medical Staffing Solutions, Inc. (the "Company") as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medical Staffing Solutions, Inc. as of December 31, 2002, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BECKSTEAD AND WATTS, LLP

BECKSTEAD AND WATTS, LLP
Las Vegas, NV

March 17, 2003

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS
Current Assets:
   Cash and cash equivalents                                              $    77,068
   Accounts receivable, net of allowance
     for doubtful accounts $55,070 in 2003                                  1,423,719
   Due from related parties                                                    30,007
   Prepaid expenses                                                            54,976
                                                                          -----------
     Total Current Assets                                                   1,585,770
                                                                          -----------
   Fixed assets, net of depreciation                                           70,605
   Deposits                                                                    27,643
                                                                          -----------
TOTAL ASSETS                                                              $ 1,684,018
                                                                          -----------
                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
LIABILITIES
Current Liabilities:
   Note payable - current portion                                         $ 1,032,106
   Due to related parties                                                     130,000
   Accounts payable and accrued expenses                                    1,265,392
   Loan payable - officer / Litigation settlement payable                     875,920
                                                                          -----------
        Total Current Liabilities                                           3,303,418
                                                                          -----------
Note payable, net of current portion                                          220,000
                                                                          -----------
        Total Liabilities                                                   3,523,418
                                                                          -----------
STOCKHOLDERS' (DEFICIT)
   Preferred Stock, $.001 Par Value; 5,000,000 shares
     authorized 0 shares issued and outstanding at December 31, 2003               --
   Common Stock, $.001 Par Value; 50,000,000 shares authorized
     41,200,005 shares issued and outstanding at December 31, 2003             41,200

   Additional Paid-in Capital                                               1,436,266
   Deficit                                                                 (3,316,866)
                                                                          -----------
        Total Stockholders' (Deficit)                                      (1,839,400)
                                                                          -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                             $ 1,684,018
                                                                          -----------

               The accompanying notes are an integral part of the
                       consolidated financial statements

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     2003               2002
                                                 ------------       ------------
OPERATING REVENUES
   Revenue                                       $  8,385,675       $  6,366,894
COST OF SALES                                       5,886,077          4,378,641
                                                 ------------       ------------
GROSS PROFIT                                        2,499,598          1,988,253
                                                 ------------       ------------
OPERATING EXPENSES
     Administrative commissions and payroll         1,700,120          1,267,572
     Rent and insurance expense                       505,551            377,768
     Advertising expense                               19,795             19,435
     General and administrative expenses              421,055            288,331
     Depreciation and amortization                     15,429              7,140
                                                 ------------       ------------
          Total Operating Expenses                  2,661,950          1,960,246
                                                 ------------       ------------
INCOME (LOSS) BEFORE OTHER (EXPENSES)                (162,352)            28,007
OTHER INCOME (EXPENSES)
     Unrealized loss on investment                         --           (151,773)
     Litigtation settlement                                --         (1,092,156)
     Interest income                                    6,526                 --
     Interest expense                                (137,798)           (23,810)
                                                 ------------       ------------
          Total Other Income (Expenses)              (131,272)        (1,267,739)
                                                 ------------       ------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES       $   (293,624)      $ (1,239,732)
Provision for Income Taxes                                 --                 --
                                                 ------------       ------------
NET LOSS APPLICABLE TO COMMON SHARES             $   (293,624)      $ (1,239,732)
                                                 ------------       ------------
NET LOSS PER BASIC AND DILUTED SHARES            $   (0.00713)      $   (0.61925)
                                                 ------------       ------------
WEIGHTED AVERAGE NUMBER OF COMMON
        SHARES OUTSTANDING                         41,200,000          2,002,000
                                                 ------------       ------------

               The accompanying notes are an integral part of the
                       consolidated financial statements

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     Common Stock          Additional    Subscription
Description                                       Shares       Amount    Paid-in Capital  Receivable    Deficit        Total
-----------                                       ------       ------    ---------------  ----------    -------        -----
Balance, January 1, 2002                        10,499,333   $    10,500   $    34,500   $    (8,729)  $   (10,875)  $    25,396
Net loss for the year                                   --            --            --                     (22,729)      (22,729)
                                                --------------------------------------------------------------------------------
Balance, December 31, 2002                      10,499,333        10,500        34,500        (8,729)      (33,604)        2,667
Reverse merger with TeleScience International    2,200,000         2,200     1,165,412         8,729    (2,989,638)   (1,813,297)
Cancellation of shares due to reverse merger    (9,953,333)       (9,954)        9,954            --            --            --
14 to 1 stock split                             38,454,005        38,454       (36,000)           --            --         2,454
Contribution of capital                                 --            --       262,400            --            --       262,400
Net loss for the year                                   --            --            --      (293,624)     (293,624)
                                                --------------------------------------------------------------------------------
Balance, December 31, 2003                      41,200,005   $    41,200   $ 1,436,266   $        --   $(3,316,866)  $(1,839,400)
                                                ================================================================================

               The accompanying notes are an integral part of the
                       consolidated financial statements

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                   2003          2002
                                                               -----------   -----------
CASH FLOW FROM OPERTING ACTIVIITES
     Net loss                                                  $  (293,624)  $(1,239,732)
                                                               -----------   -----------
     Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation                                              15,429         7,140
          Allowance for doubtful accounts                           55,070            --
   Changes in assets and liabilities
          (Increase) in accounts receivable                       (242,996)     (410,220)
          (Increase) in prepaid expenses                           (33,152)      (21,824)
          (Increase) in deposits                                   (16,233)           --
          Increase in accounts payable and
               and accrued expenses                                 30,128       651,768
                                                               -----------   -----------
          Total adjustments                                       (191,754)      226,864
                                                               -----------   -----------
          Net cash (used in) operating activities                 (485,378)   (1,012,868)
                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                          (56,782)           --
     Increase in amounts due related parties                       (30,007)       (1,691)
                                                               -----------   -----------
             Net cash (used in) investing activities               (86,789)       (1,691)
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITES
     Capital contributions                                         496,100       150,000
     Increase in amounts due related parties                       (71,379)           --
        Net proceeds from loan payable - officer / litigation
               settlement payable                                 (216,236)      929,156
        Net proceeds of notes payable                              430,348       (31,398)
                                                               -----------   -----------
               Net cash provided by financing activities           638,833     1,047,758
                                                               -----------   -----------
NET INCREASE IN
        CASH AND CASH EQUIVALENTS                                   66,666        33,199

CASH AND CASH EQUIVALENTS -
        BEGINNING OF YEAR                                           10,402       (22,797)
                                                               -----------   -----------
CASH AND CASH EQUIVALENTS - END OF YEAR                        $    77,068   $    10,402
                                                               ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

CASH PAID DURING THE YEAR FOR:
        Interest expense                                       $   137,798   $    20,685
                                                               ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Medical Staffing Solutions, Inc. (the "Company") ("MSSI"), was incorporated in the State of Nevada on June 21, 2001. The Company had no revenues, operations and was considered a development stage company until September 26, 2003 when they entered into a reverse merger with TeleScience International, Inc. Prior to the transaction, MSSI had 10,499,333 shares of common stock. Upon the merger, MSSI cancelled 9,953,333 of these shares and issued 2,200,000 shares to acquire TeleScience for 100% of the outstanding stock of TeleScience.

Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1 stock or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of December 31, 2003, the Company had 41,200,005 shares of common stock issued and outstanding.

For accounting purposes, the transaction was been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the consolidated financial statements presented herein are those of TeleScience.

The Company is a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities. The Company's business plan anticipates diversification into building up a technology division, which includes developing a Homeland Security subdivision. The Company has expensed some start-up costs relating to this in the past year.

In October 2003, the Company announced plans to enter into the Home Health Care Industry and provide services to the private sector as well as expand services in the public sector.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE AND COST RECOGNITION

Revenue is recognized under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided.

Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

FIXED ASSETS

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

                     Furniture and
                     fixtures               7    Years
                     Office equipment       5    Years

INCOME TAXES

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

ADVERTISING

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $19,795 and $19,435 for the years ended December 31, 2003 and 2002, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

START-UP COSTS

In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up of their Homeland Security operations in the period in which those costs related to. The Company has expensed approximately $200,000 as of December 31, 2003, and these costs are included in the accompanying consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction.

For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective during the first quarter of fiscal year 2001. SAB 101 is not expected to have a material effect on the results of operations, financial position and cash flows.

In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This statement is not expected to have a material effect on the consolidated financial statements.

EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

                                        December 31,       December 31,
                                           2003               2002
                                        ------------       ------------

         Net Loss                      ($   293,624)      ($ 1,239,732)

         Weighted-average common
         shares
           outstanding (Basic)           41,200,005          2,002,000

         Weighted-average common
         stock
           equivalents:
            Stock options and
            warrants                             --                 --
                                         ----------         ----------
         Weighted-average common
         shares
           outstanding (Diluted)         41,200,005         12,930,175
                                         ==========         ==========

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

RECLASSIFICATIONS

Certain amounts for the year ended December 31, 2002 have been reclassified to conform to the presentation of the December 31, 2003 amounts. The reclassifications have no effect on net income for the year ended December 31, 2002.

NOTE 3 - ACCOUNTS RECEIVABLE

A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payment for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At December 31, 2003, the Company has $1,423,719 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $55,070 at December 31, 2003.

The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003:

          Furniture, fixtures and equipment        $  140,631

          Less:  accumulated depreciation            (70,026)

          Net book value                           $   70,605

Depreciation expense for the years ended December 31, 2003 and 2002 was $15,429 and $7,140, respectively.

NOTE 5- NOTES PAYABLE

In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at December 31, 2003 was $1,018,065. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

Additionally, the Company maintains a small credit line with a bank. The balance outstanding at December 31, 2003 was $14,041.

In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and now bears interest at 7%. The note is due on demand. At December 31, 2003 and 2002, the balance remained $220,000. The Company does not anticipate this note to be due during the next fiscal year therefore has classified this liability as a long-term liability.

In 1997, the Company borrowed $300,000 plus interest at 10% from an individual and had started repayments of that note with interest and paid down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002 (see Note 10). This amount was paid back from a private stock transaction by the officer in November 2003.

NOTE 6 - INVESTMENT

Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project after the Company funded approximately $387,269 as of December 31, 2003, ran out of funding, and the project has since ceased for the moment. Management has reserved an allowance for the entire amount, as the investment value is not known.

NOTE 7 - DUE TO RELATED PARTIES

The Company has outstanding at December 31, 2003, $130,000 of non-interest bearing note payable to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the consolidated balance sheet as current liabilities.

The Company has also advanced related parties certain amounts, mostly in the form of employee advances. The balance at December 31, 2003 was $30,007. These amounts are anticipated to be repaid within the next year and have been classified as current assets on the consolidated balance sheet.

NOTE 8 - PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At December 31, 2003 and 2002, deferred tax assets approximated the following:

                                             2003              2002
                                         -----------       -----------
         Net operating loss
         carryforwards                   $ 1,150,406       $ 1,027,964
         Less:  valuation allowance       (1,150,406)       (1,027,964)
                                         -----------       -----------
                                         $         0       $         0
                                         ===========       ===========

At December 31, 2003 and 2002, the Company had accumulated deficits approximating $3,316,866 and $3,023,242, respectively, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

At December 31, 2003, the Company has two classes of stock; a preferred class with a par value of $.001 and 5,000,000 shares authorized, and a common class with a par value of $.001 and 50,000,000 shares authorized. As a result of a majority-stockholder approved amendment to the Company's Articles of Incorporation on February__, 2004, the Company currently has 30,000,000 shares of authorized preferred stock with a par value of $.001 and 300,000,000 shares of authorized common stock with a par value of $.001.

The Company has not issued any shares of preferred stock.

The Company had 41,200,005 and 10,499,333 common shares issued and outstanding as of December 31, 2003 and 2002, respectively. As of April 5, 2004, the Company had 45,200,005 shares of outstanding common stock.

Upon the merger, the Company cancelled 9,953,333 of the 10,499,333 shares then issued and outstanding and issued 2,200,000 shares to acquire 100% of the outstanding stock of TeleScience.

Upon the share exchange, the Board of Directors of the Registrant approved a stock dividend in the amount of 14 for 1 or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005.

On January 22, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares.

NOTE 10- LOAN PAYABLE - OFFICER / LITIGATION

The Company had advances from an officer of the Company to help fund operations in the amount of $71,379 at December 31, 2002. The officer has not been charging interest, and the amounts were classified as current liabilities as they are due on demand. These amounts were repaid by the Company in 2003.

The Company was party to a claim pursuant to which an individual was seeking damages under an agreement the Company entered into in 2002. The Company eventually settled this claim, and consequently recorded a liability for the settled amount of $1,092,156, which included attorney's fees. The payout of this settlement was to be over forty-two months in semi-monthly installments of $12,500 commencing February 2003. The settlement accrued interest at 12% upon any default of the agreement. As part of this agreement the individual can seek no further damages against the Company. The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920.

NOTE 11- COMMITMENTS

The Company had established a 401(k) Plan for its employees and agreed to match a portion of the contribution. The expense for the Company for the years ended December 31, 2003 and 2002 were $26,830 and $23,505, respectively. Effective January 1, 2004, the Company discontinued its matching portion of the contribution.

In October 2003, the Company extended their agreement with the California State Department of Corrections for Contract Nursing Staff. This agreement has an annual estimated value of $2.5 million dollars.

In May 2002, the Company was awarded a three-year $2.6 million dollar contract with the Department of Health and Human Services to provide nursing staff to the U.S. Public Health Service in support of the National Hansen's Disease Programs based in Louisiana. This is the second such contract won by the Company.

NOTE 12- GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2003 and 2002. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company's ability to continue as a going concern.

Management also states that they are confident that they can improve operations and raise the appropriate funds needed through their recent contracts the Company has entered into in the past few months, as well as the completed reverse merger with which the Company now has the ability to raise money in the public markets.

In addition to the Standby Equity Distribution Agreement, Cornell and the Company in the first quarter 2004, entered into a Convertible Debenture agreement for $600,000. Cornell has advanced $250,000 of this amount at closing and will advance the remaining $350,000 upon the filing of the registration statement which is anticipated to occur by April 15, 2004.

With the proceeds of the Standby Equity Distribution Agreement, the Company should be able to increase its operations.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 13- SUBSEQUENT EVENTS

On January 22, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares.

      On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners is obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and is obligated to purchase $350,000 of additional debentures upon the filing of a registration statement relating to the shares of common stock resulting from a conversion of the debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. None of the debentures have been converted to date.

      On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004.