Form 10QSB
period 2004-03-31
MEDICAL STAFFING SOLUTIONS INC
filed 2004-05-24
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act
                                     of 1934

                  For the quarterly period ended MARCH 31, 2004

 |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ TO _______

                          COMMISSION FILE NO. 000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)


              NEVADA                                    91-2135006
              ------                                    ----------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

 8150 LEESBURG PIKE, SUITE 1200, VIENNA, VIRGINIA                  22182
 ------------------------------------------------                  -----
    (Address of Principal Executive Offices)                     (Zip Code)

                                 (703) 641-8890
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]                              No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                                              OUTSTANDING SHARES
                         CLASS                 AT MAY 21, 2004
                      ------------             ---------------
                      Common Stock                51,001,779

                                     PART I.

ITEM 1. FINANCIAL STATEMENTS

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 2004

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                $     3,509
  Accounts receivable, net of allowance for doubtful accounts of $55,070     1,375,268
  Prepaid expenses                                                              95,543
                                                                           -----------

    Total Current Assets                                                     1,474,320
                                                                           -----------

  Fixed assets, net of depreciation                                             70,626
  Loan commitment fees                                                         105,000
  Deposits                                                                      27,643
                                                                           -----------

TOTAL ASSETS                                                               $ 1,677,589
                                                                           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - current portion                                           $   907,792
  Convertible debentures                                                       250,000
  Due to related parties                                                       208,000
  Accounts payable and accrued expenses                                      1,365,973
  Loan payable - officer / Litigation settlement payable                       850,920
                                                                           -----------

      Total Current Liabilities                                              3,582,685
                                                                           -----------

Note payable, net of current portion                                           220,000
                                                                           -----------

      TOTAL LIABILITIES                                                      3,802,685
                                                                           -----------
STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized
      0 shares issued and outstanding                                               --
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      48,376,672 shares issued and outstanding                                  48,377
  Subscription receivable                                                     (505,000)
  Additional Paid-in Capital                                                 2,115,506
  Deficit                                                                   (3,783,979)
                                                                           -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                                         (2,125,096)
                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                              $ 1,677,589
                                                                           ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                              2004            2003
                                                              ----            ----
OPERATING REVENUES
  Revenue                                                $  1,685,016    $  2,259,973

COST OF SALES                                               1,315,628       1,604,733
                                                         ------------    ------------

GROSS PROFIT                                                  369,388         655,240
                                                         ------------    ------------

OPERATING EXPENSES
   Administrative payroll, benefits and overhead costs        561,784         574,036
   General and administrative expenses                        237,038         124,670
   Depreciation and amortization                                3,401           3,210
                                                         ------------    ------------
       TOTAL OPERATING EXPENSES                               802,223         701,916
                                                         ------------    ------------

(LOSS) BEFORE OTHER (EXPENSES)                               (432,835)        (46,676)

OTHER INCOME (EXPENSES)
   Interest income                                                599           2,108
   Interest expense                                           (34,877)        (32,442)
                                                         ------------    ------------
       TOTAL OTHER INCOME (EXPENSES)                          (34,278)        (30,334)
                                                         ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               $   (467,113)   $    (77,010)
PROVISION FOR INCOME TAXES                                         --              --
                                                         ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                     $   (467,113)   $    (77,010)
                                                         ============    ============

NET LOSS PER BASIC AND DILUTED SHARES                    $   (0.01072)   $   (0.01925)
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     43,592,227       4,000,000
                                                         ============    ============


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                               2004         2003
                                                               ----         ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                 $(467,113)   $ (77,010)
                                                            ---------    ---------
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation                                               3,401        3,210
     Common stock issued for services                           1,400           --
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                48,451     (167,601)
     (Increase) in prepaid expenses                           (40,567)     (58,713)
     (Increase) in deposits                                        --       (1,000)
     Increase in accounts payable and
       and accrued expenses                                   100,581      215,794
                                                            ---------    ---------
     Total adjustments                                        113,266       (8,310)
                                                            ---------    ---------

     NET CASH (USED IN) OPERATING ACTIVITIES                 (353,847)     (85,320)
                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                        (3,422)     (32,000)
   (Increase) decrease in amounts due related parties          30,007     (103,133)
                                                            ---------    ---------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      26,585     (135,133)
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issuances for cash and subscriptions
       receivable                                              75,017           --
   Proceeds from convertible debentures                       250,000           --
   Net payments from loan payable - officer / litigation
       settlement payable                                     (25,000)          --
   Net proceeds of notes payable                              (46,314)     205,032
                                                            ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES              253,703      205,032
                                                            ---------    ---------
NET (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                 (73,559)     (15,421)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                        77,068       45,156
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $   3,509    $  29,735
                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                        $  34,877    $  32,442
                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF NON - CASH
   INFORMATION:

   Common stock issued for services                         $   1,400    $      --
                                                            =========    =========

   Common stock issued for loan commitment fees             $ 105,000    $      --
                                                            =========    =========


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2004 AND 2003


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2003 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

         Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1 stock or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of March 31, 2004, the Company had 48,376,672 shares of common stock issued and outstanding.

         For accounting purposes, the transaction was been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the condensed consolidated financial statements presented herein are those of TeleScience.

         The Company is a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities. The Company's business plan anticipates diversification into building up a technology division, which includes developing a Homeland Security operations. The Company has expensed some start-up costs relating to this in the past year.

         In October 2003, the Company announced plans to enter into the Home Health Care Industry and provide services to the private sector as well as expand services in the public sector.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.


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


         ADVERTISING

         Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.


         START-UP COSTS

         In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up of their Homeland Security operations in the period in which those costs related to. The Company has expensed approximately $200,000 as of March 31, 2003 and these costs are included in the accompanying condensed consolidated statements of operations.


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

         The following is a reconciliation of the computation for basic and diluted EPS:

                                                         MARCH 31,      MARCH 31,
                                                           2004           2003

         Net Loss                                     ($   467,113)   ($    77,010)
                                                      ------------    ------------

         Weighted-average common shares
         outstanding (Basic)                            41,200,005       4,000,000

         Weighted-average common stock equivalents:
         Stock options and warrants                           --              --

         Weighted-average common shares
         outstanding (Diluted)                          43,592,227       4,000,000
                                                      ============    ============

         Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.


         RECLASSIFICATIONS

         Certain amounts for the three months ended March 31, 2003 have been reclassified to conform to the presentation of the March 31, 2004 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2003.


         RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

         On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

         Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

         In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

         In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.


NOTE 3 - ACCOUNTS RECEIVABLE

         A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payment for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At March 31, 2004, the Company has $1,357,268 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $55,070 at March 31, 2004.

         The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).


NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at March 31, 2004:

              Furniture, fixtures and equipment         $ 146,065

              Less:  accumulated depreciation             (75,439)
                                                        ---------

              Net book value                            $  70,626
                                                        =========

         Depreciation expense for the three months ended March 31, 2004 and 2003 was $3,401 and $3,210, respectively.


NOTE 5 - NOTES PAYABLE

         In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at March 31, 2004 was $893,943. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

         Additionally, the Company maintains a small credit line with a bank. The balance outstanding at March 31, 2004 was $13,849.

         In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and now bears interest at 7%. The note is due on demand. At March 31, 2004, the balance remained $220,000. The Company does not anticipate this note to be due during the next fiscal year therefore has classified this liability as a long-term liability.

         In 1997, the Company borrowed $300,000 plus interest at 10% from an individual and had started repayments of that note with interest and paid down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002 (see Note 11). This amount was paid back from a private stock transaction by the officer in November 2003.


NOTE 6 - CONVERTIBLE DEBENTURES

         On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners is obligated to purchase $600,000 of secured convertible debentures from the Company.

         On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and in April 2004, purchased $350,000 of additional debentures upon the filing of a registration statement relating to the shares of common stock resulting from a conversion of the debentures (which occurred in April 2004). These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. None of the debentures have been converted to date.


NOTE 7 - INVESTMENT

         Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project after the Company funded approximately $387,269 as of March 31, 2004, ran out of funding, and the project has since ceased for the moment. Management has reserved an allowance for the entire amount, as the investment value is not known.


NOTE 8 - DUE TO RELATED PARTIES

         The Company has outstanding at March 31, 2004, $208,000 non-interest bearing to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the condensed consolidated balance sheet as current liabilities.

         The Company has also advanced related parties certain amounts, mostly in the form of employee advances. There was no balance due at March 31, 2004 for these advances.

NOTE 9 - PROVISION FOR INCOME TAXES

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

         At March 31, 2004, deferred tax assets approximated the following:

              Net operating loss carryforwards        $ 1,324,393
              valuation allowance                      (1,324,393)
                                                      -----------
                                                      $       -0-
                                                      ===========

         At March 31, 2004, the Company had accumulated deficits approximating $3,783,979, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.


NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

         The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 300,000,000 shares authorized. These levels were increased by the Board of Directors on March 9, 2004 from 5,000,000 and 50,000,000, respectively.

         The Company has not issued any shares of preferred stock.

         The Company has 48,376,672 common shares issued and outstanding as of March 31, 2004.

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

         On January 27, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares. The price of these shares ranged between $.10 and $.16 for a total value of $505,000 which is reflected as a subscription receivable and has been collected in the second quarter of 2004.

         The Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

         The Company issued 2,416,667 shares of common stock for $362,500 in the first quarter of 2004.

         The Company issued 750,000 in March 2004 to Cornell Capital Partners, L.P. as a commitment fee for the equity line of credit. The value of these shares is $105,000 and has been reflected as loan commitment fees in the condensed consolidated balance sheet at March 31, 2004. Since the effective date of the registration statement occurred in April, no amortization has been recognized by the Company for the three months ended March 31, 2004.


NOTE 11 - LOAN PAYABLE - OFFICER / LITIGATION

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

         The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. In 2004, the Company has paid down $25,000 of this liability and the total outstanding at March 31, 2004 is $850,920.


NOTE 12 - COMMITMENTS

         The Company had established a 401(k) Plan for its employees and agreed to match a portion of the contribution. The expense for the Company for the three months ended March 31, 2003 was $26,830. Effective January 1, 2003, the Company discontinued its matching portion of the contribution.

         In October 2003, the Company extended their agreement with the California State Department of Corrections for Contract Nursing Staff. This agreement has an annual estimated value of 2.5 million dollars.

         In November 2003, the Company was awarded a three-year 2.6 million dollar contract with the Department of Health and Human Services to provide nursing staff to the U.S. Public Health Service in support of the National Hansen's Disease Programs based in Louisiana. This is the second such contract won by the Company.

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

         Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.


NOTE 13 - GOING CONCERN

         As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2003 and 2002, and additional losses in the three months ended March 31, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company's ability to continue as a going concern.

         Management believes that they can improve operations and raise the appropriate funds needed through their recent contracts the Company has entered into in the past few months, through the Standby Equity Distribution Agreement and in the public markets.

         With the proceeds of the Standby Equity Distribution Agreement for up to 15 million dollars, the Company believes that it will be able to grow and acquire companies that will contribute to the development of providing nurses to the private sector as well as government contracts.

         The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 14 - SUBSEQUENT EVENTS

         In April 2004, the Company filed an SB-2 for the registration of shares in anticipation of their Equity Line of Credit with Cornell Capital Partners, L.P. With the filing of the SB-2, the Company received the second traunche of their convertible debenture of $350,000. The Company was notified in May 2004 from the SEC that the registration statement was declared effective.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION - FORWARD LOOKING STATEMENTS

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Medical Staffing Solutions, Inc. and its subsidiaries, (collectively, the "Company" or "Medical Staffing") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Medical Staffing's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Medical Staffing with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond Medical Staffing's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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


GOING CONCERN

      As reflected in the Company's financial statements as of March 31, 2004, the Company's accumulated deficit of $3,783,979 and its working capital deficiency of $2,108,365 raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for March 31, 2004, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      o   Revenue recognition;

      o   Allowance for doubtful accounts; and

      o   Accounting for income taxes.

      In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.


REVENUE RECOGNITION

      Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.


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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2004, COMPARED TO QUARTER ENDED MARCH 31, 2003


REVENUES

      Revenues for the quarter ended March 31, 2004, were approximately $1,685,000, a decrease of $575,000, as compared to revenues of approximately $2,260,000 for the quarter ended March 31, 2003. The 25% decrease in revenues in 2004 was primarily attributable to the completion of a significant government contract for the providing of services in the nursing industry to a government facility.


COST OF SALES

      Cost of sales for the quarter ended March 31, 2004, was approximately $1.3 million, or 77% of revenues, as compared to approximately $1.6 million, or 71% of revenues, for the quarter ended March 31, 2003. The percentage increase in cost of sales for the quarter ended March 31, 2004, was primarily attributable to the increased labor costs associated with fulfilling the Company's contracts.


GROSS PROFIT

      Gross profit for the quarter ended March 31, 2004, was $369,388, or 22% of revenues, as compared to gross profit of $655,240, or 29% of revenues, for the quarter ended March 31, 2003.

           OPERATING EXPENSES

           Operating expenses for the quarter ended March 31, 2004, were $802,223, or 48% of revenues, as compared to $701,916, or 31% of revenues, for the quarter ended March 31, 2003. The increase in operating expenses in 2004 was primarily attributable to professional fees associated with the filings of the registration statement and annual report.

           OTHER INCOME (EXPENSE)

           Other expense for the quarter ended March 31, 2004, was $34,278, as compared to $30,324 for the quarter ended March 31, 2003. Interest expense increased as the lending activity increased in 2004.

           NET LOSS

           The  Company had a net loss of $467,133  for the three  months  ended
March 31,  2004,  compared to a net loss of $77,010 for the three  months  ended
March 31, 2002. The increase of $390,123 was mainly attributable to lower revenues and increased operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

           The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $467,113 and $77,010 for the three months ended March 31, 2004 and 2003, respectively, and has an accumulated deficit of $3,783,979 at March 31, 2004. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

           The Company is at present meeting its current obligations from its monthly cash flows, which during 2002, 2003 and to date in 2004 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, the Company currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. As a result, the Company is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed the Company to meet its obligations in the recent past, there can be no assurances that the Company's present methods of generating cash flow will be sufficient to meet future obligations. Historically, the Company has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that the Company will be able to raise additional capital in this manner.

           Cash used in operating activities was $353,847 for the quarter ended March 31, 2004, compared to $85,320 for the same quarter in 2003. The increase in cash used was due primarily to the increased loss from operations.

           Cash provided by investing activities was $26,585 for the quarter ended March 31, 2004, compared to ($135,133) for the same quarter in 2003. This increase was principally due to amounts funded to related parties in 2003.

           Cash provided by financing activities was $253,703 for the quarter ended March 31, 2004, compared to $205,032 during the same period in 2003. This increase was mainly due to the funding of the convertible debenture.

           In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at March 31, 2004 was approximately $893,000. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

           Additionally, the Company maintains a small credit line with a bank. The balance outstanding as of March 31, 2004, was approximately $14,000.

           In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and bears interest at 7% going forward. The note is due on demand. At March 31, 2004, the balance remained $220,000. The Company does not anticipate this note to be due during the next fiscal year therefore has classified this liability as a long-term liability.

           In 1997, the Company borrowed $300,000 plus interest at 10% from an individual and had started repayments of that note with interest and paid down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002 (see Note 10 to the included Financial Statements). This amount was paid back from a private stock transaction by the officer in November 2003.

           On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners is obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. In April 2004, Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. None of the debentures have been converted to date.

           On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

           There  have  been  no  draws  to  date  under  the   Standby   Equity
Distribution Agreement. However, the Company plans to utilize the Standby Equity Distribution Agreement to fund operations, as needed.

           From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company future capital requirements will depend on many factors, including the success of our operations, economic conditions and other factors including the results of future operations. If the Company is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that the Company will be required to cease operations.


PLAN OF OPERATIONS

           The Company, through its TeleScience subsidiary, will continue to provide:

                  o     medical staffing services,

                  o information technology and telecommunications services, and

                  o     homeland security products and services.

           TeleScience provides two categories of services:

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

MANAGEMENT STRATEGY

           The Company's management has taken several initiatives to grow and expand its current businesses of medical and technology services and to develop and market its homeland security business.

MANAGEMENT STRATEGIC PLAN FOR FUTURE GROWTH & EXPANSION

           The Management's strategic plan for future growth and expansion is fourfold: 1) expand its medical services into the private sector; 2) enhance recruitment; 3) develop a homeland security marketing plan; and 4) acquire suitable companies.

            Expansion of Medical Services into the Private Sector. In January 2004, the Company hired a seasoned executive to direct the Company's expansion of its medical services into the private health care sector. We believe this expansion will provide long-term part-time staffing of registered nurses (RNs) and licensed professional nurses (LPNs) to private health care facilities in the tri-state area (Virginia, Maryland, DC), as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers.

            Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional level staff for medical contracts. This plan is geared toward expanding the business of the Company's most active services, the Medical Systems Operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving into similar staffing arrangements with its private sector. We believe that our long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially nurses (RNs) in this country.

            Overseas Recruiting of Registered Nurses. The largest shortage in terms of vacancies and intractability of recruiting domestic personnel exists in the nursing profession. This profession, historically dominated by women, is experiencing nurse shortages that are closely related to the opening of many alternative career fields to a younger generation of women. This situation is unlikely to change, leading to the intractability of attracting a large number of American women into nursing. The Company perceives an opportunity in this situation, which we believe can provide business expansion for many years. It is the Company's plan to aggressively recruit nurses from suitable countries overseas over the next few years.

           Domestic Recruiting of Health Care Professionals. The Company has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. The Company has an established recruiting department for the recruitment of health care professionals to meet such needs on a regular basis, as well as its future contract requirements on a proactive basis. This department uses newspaper and internet media extensively for this purpose. The Company's website is also being updated to attract these professionals to apply for jobs directly for open or future upcoming positions.

DEVELOP A HOMELAND SECURITY MARKETING PLAN

            The Company views this market sector as an opportunity for rapid growth. The Company has invested significant resources to build an infrastructure and to generate an initial presence in this sector. The Company is in the process of closing on a very critical alliance with a company which has the experience of providing homeland security products and services to the government sector. Recently the Company formed a strategic alliance with Mobile Healthcare Solutions (MHS), a provider of deployable, mobile medical treatment facilities. The two companies intend to partner for joint bidding on select projects in homeland security arenas that fit their combined expertise. The Company's initial marketing plan in the homeland security arena is to utilize the power and expertise of its alliances to market its decontamination products. This marketing plan further extends marketing of emergency equipment, decontamination products, vehicles, and personal protective equipment to federal, state, and local governments. The Company was named as one of the participants in a $1,000,000,000 IDIQ contract in the homeland security area with the state of Pennsylvania, and this contract has recently been renewed for another year.


CURRENT ACCOUNTING PRONOUNCEMENTS

           In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

           On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

           In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44,
Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This
statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.

           Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

           In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

           In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

           In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

           In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

           In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

           In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

ITEM 3.  CONTROLS AND PROCEDURES


(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

           As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.


(B)  CHANGES IN INTERNAL CONTROLS

            There were no significant changes the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES

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

            The Company issued 750,000 shares of common stock in March 2004 to Cornell Capital Partners, L.P. as a commitment fee for the Standby Equity Distribution Agreement. The value of these shares is $105,000 and has been reflected as loan commitment fees in the condensed consolidated balance sheet at March 31, 2004. Since the effective date of the registration statement occurred in May, no amortization has been recognized by the Company for the three months ended March 31, 2004.

           The Company issued 2,416,667 shares of common stock for $362,500 in the first quarter of 2004.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

           None.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On March 9, 2004, a majority of Medical Staffing's stockholders voted by written consent to increase the number of authorized shares of common stock to 300 million shares and to increase the number of authorized shares of preferred stock to 30 million shares. The corresponding Articles of Amendment were filed with the Secretary of State of Nevada on March 9, 2004.

ITEM 5.  OTHER INFORMATION

           None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (A)       EXHIBITS:

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

3.2               Articles of Amendment                                         Incorporated  by  reference to Exhibit 3 to the
                                                                                Company's Annual Report on Form 10-KSB as filed
                                                                                with the United States  Securities and Exchange
                                                                                Commission on March 27, 2003

3.3               Articles of Amendment                                         Incorporated  by  reference to Exhibit 3 to the
                                                                                Company's Annual Report on Form 10-KSB as filed
                                                                                with the United States  Securities and Exchange
                                                                                Commission on March 27, 2003

10.1              Sublease Agreement dated December 23, 2002 by and among       Incorporated  by  reference  to Exhibit 10.1 to
                  InterAmerica Technologies, Inc., Kemron Environmental         the  Company's  Annual Report on Form 10-KSB as
                  Services and Telescience International, Inc.                  filed with the  United  States  Securities  and
                                                                                Exchange Commission on April 9, 2004

10.2              Promissory Note in the principal amount of $875,920 made      Incorporated  by  reference  to Exhibit 10.2 to
                  by the Company in favor of B. B. Sahay                        the  Company's  Annual Report on Form 10-KSB as
                                                                                filed with the  United  States  Securities  and
                                                                                Exchange Commission on April 9, 2004

10.3              Memorandum of Understanding dated March 10, 2004, by and      Incorporated  by  reference  to Exhibit 10.3 to
                  between Silver Star Technologies, Inc. and TeleScience        the  Company's  Annual Report on Form 10-KSB as
                  International, Inc.                                           filed with the  United  States  Securities  and
                                                                                Exchange Commission on April 9, 2004

10.4              Memorandum of Understanding by and between Telescience        Incorporated  by  reference  to Exhibit 10.4 to
                  International, Inc. and Chesapeake Government                 the  Company's  Annual Report on Form 10-KSB as
                  Technologies, Inc.                                            filed with the  United  States  Securities  and
                                                                                Exchange Commission on April 9, 2004

10.5              Proposal dated January 7, 2004 from Professional Nursing      Incorporated  by  reference  to Exhibit 10.5 to
                  Resources, Inc. to Telescience International, Inc.            the  Company's  Annual Report on Form 10-KSB as
                                                                                filed with the  United  States  Securities  and
                                                                                Exchange Commission on April 9, 2004

10.6              Standby Distribution Agreement dated March 11, 2004           Incorporated  by  reference  to Exhibit 10.6 to
                  between Medical Staffing and Cornell Capital Partners LP      the  Company's  Annual Report on Form 10-KSB as
                                                                                filed with the  United  States  Securities  and
                                                                                Exchange Commission on April 9, 2004

10.7              Registration Rights Agreement dated March 11, 2004 between    Incorporated  by  reference  to Exhibit 10.7 to
                  Medical Staffing and Cornell Capital Partners LP              the  Company's  Annual Report on Form 10-KSB as
                                                                                filed with the  United  States  Securities  and
                                                                                Exchange Commission on April 9, 2004

10.8              Escrow Agreement dated March 11, 2004 among Medical           Incorporated by reference to Exhibit 10.8 to
                  Staffing, Cornell Capital Partners LP, Butler                 the  Company's  Annual Report on Form 10-KSB
                                                                                as filed with the United  States  Securities
                                                                                and Exchange Commission on April 9, 2004

10.9              Securities Purchase Agreement dated March 11, 2004 among      Incorporated by reference to Exhibit 10.9 to
                                                                                the  Company's   Medical  Staffing  and  the
                                                                                Buyers Annual Report on Form 10-KSB as filed
                                                                                with  the  United  States   Securities   and
                                                                                Exchange Commission on April 9, 2004

10.10             Escrow  Agreement  dated  March  11,  2004  among  Medical    Annual Report on  Incorporated  by reference
                  Staffing, the Buyers and Butler Gonzalez, LP                  to  Exhibit  10.10  to  the  Company's  Form
                                                                                10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.11             $250,000 Convertible Debenture dated March 11, 2004           Incorporated  by reference to Exhibit  10.11
                  between Medical Staffing and Cornell Capital Partners LP      to  the  Company's  Annual  Report  on  Form
                                                                                10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.12             Investors Registration Rights Agreement dated March 11,       Incorporated  by reference to Exhibit  10.12
                  2004 between Medical Staffing and the Investors               to  the  Company's  Annual  Report  on  Form
                                                                                10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.13             Placement Agent Agreement dated March 11, 2004 among          Incorporated  by reference to Exhibit  10.13
                  Medical Staffing and Cornell Partners, L.P.                   to  the  Company's  Annual  Report  on  Form
                                                                                10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.14             Renewal Agreement dated February 5, 2004, from                Incorporated  by reference to Exhibit  10.14
                  Commonwealth of Pennsylvania to Telescience International,    to  the  Company's  Annual  Report  on  Form
                  Inc. regarding Contract 2550-09 Personal Protection           10-KSB  as  filed  with  the  United  States
                  Equipment PPE                                                 Securities and Exchange  Commission on April
                                                                                9, 2004

10.15             Memorandum of Understanding dated February 23, 2004, to       Incorporated  by reference to Exhibit  10.15
                  Mobile Healthcare Solutions, Inc. from Telescience            to  the  Company's  Annual  Report  on  Form
                  International, Inc.                                           10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.16             Purchase Orders                                               Incorporated  by reference to Exhibit  10.16
                                                                                to  the  Company's  Annual  Report  on  Form
                                                                                10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.17             Master Contract dated April 1, 2004, by and between           Incorporated  by reference to Exhibit  10.17
                  Telescience International, Inc. and State of California       to  the  Company's  Annual  Report  on  Form
                  Department of Corrections                                     10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.18             Contract for Commercial Items dated May 19, 2002, by and      Incorporated  by reference to Exhibit  10.18
                  between Department of Health & Human Services and             to  the  Company's  Annual  Report  on  Form
                  Telescience International, Inc.                               10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004


10.19             Master Contract dated March 4, 2002, by and between           Incorporated  by reference to Exhibit  10.19
                  California Department of Corrections and Telescience          to  the  Company's  Annual  Report  on  Form
                  International, Inc.                                           10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

10.20             Memorandum dated March 26, 2003 regarding Branch Office       Incorporated  by reference to Exhibit  10.20
                  Location                                                      to  the  Company's  Annual  Report  on  Form
                                                                                10-KSB  as  filed  with  the  United  States
                                                                                Securities and Exchange  Commission on April
                                                                                9, 2004

14.1              Code of Ethics                                                Incorporated by reference to Exhibit 14.1 to
                                                                                the  Company's  Annual Report on Form 10-KSB
                                                                                as filed with the United  States  Securities
                                                                                and Exchange Commission on April 9, 2004

31.1              Certification by Chief Executive Officer/Principal            Provided herewith
                  Financial Officer pursuant to 15 U.S.C. Section 7241, as
                  adopted pursuant to Section 302 of the Sarbanes-Oxley Act
                  of 2002

32.1              Certification by Chief Executive Officer and Principal        Provided herewith
                  Financial Officer pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002

           (B)    CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED MARCH
                  31, 2004:

            None.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 21, 2004.


May 21, 2004                 MEDICAL STAFFING SOLUTIONS, INC.



                             By: /s/ Brajnandan B. Sahay
                                 -----------------------------------------------
                                 Brajnandan B. Sahay,
                                 President, Chief Executive Officer and Director