Form 10QSB
period 2004-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2004-08-23
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

       |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities
                              Exchange Act of 1934

                  For the quarterly period ended JUNE 30, 2004

        |_| Transition report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the transition period from _______ TO _______

                          COMMISSION FILE NO. 000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                             NEVADA                                                       91-2135006
                             ------                                                       ----------
(State or Other Jurisdiction of Incorporation or Organization)              (I.R.S. Employer Identification No.)

        8150 LEESBURG PIKE, SUITE 1200, VIENNA, VIRGINIA                                    22182
        ------------------------------------------------                                    -----
            (Address of Principal Executive Offices)                                      (Zip Code)

                                 (703) 641-8890
                (Issuer's Telephone Number, Including Area Code)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes |X|                     No | |

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                                           OUTSTANDING SHARES AT AUGUST
             CLASS                                  19, 2004
          ------------                     ----------------------------
          Common Stock                               51,473,477

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 JUNE 30, 2004

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                  $   213,525
  Accounts receivable, net of allowance for doubtful accounts of $50,070       1,352,064
  Prepaid expenses and other current assets                                       72,240
                                                                             -----------

    Total Current Assets                                                       1,637,829
                                                                             -----------

  Fixed assets, net of depreciation                                               70,105
  Loan commitment fees                                                            91,875
  Deposits                                                                        27,643
                                                                             -----------

TOTAL ASSETS                                                                 $ 1,827,452
                                                                             ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - current portion                                             $   888,416
  Convertible debentures                                                         550,000
  Promissory note payable                                                      1,000,000
  Due to related parties                                                         155,000
  Accounts payable and accrued expenses                                          573,042
  Loan payable - officer / Litigation settlement payable                         850,920
                                                                             -----------

      Total Current Liabilities                                                4,017,378
                                                                             -----------

      TOTAL LIABILITIES                                                        4,017,378
                                                                             -----------

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized
      0 shares issued and outstanding                                                 --
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      66,473,477 shares issued                                                    66,473
  Additional Paid-in Capital                                                   2,229,578
  Deficit                                                                     (4,485,977)
                                                                             -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                                           (2,189,926)
                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                $ 1,827,452
                                                                             ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                   SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                               2004              2003              2004             2003
                                                           ------------      ------------      ------------      ------------
OPERATING REVENUES
  Revenue                                                  $  3,378,458      $  4,722,581      $  1,693,442      $  2,462,608

COST OF SALES                                                 2,711,638         3,429,742         1,396,010         1,824,979
                                                           ------------      ------------      ------------      ------------

GROSS PROFIT                                                    666,820         1,292,839           297,432           637,629
                                                           ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Administrative payroll, benefits and overhead costs        1,052,968         1,143,269           491,184           569,233
   General and administrative expenses                          686,948           258,963           449,910           134,293
   Depreciation and amortization                                 23,950             6,410            20,549             3,210
                                                           ------------      ------------      ------------      ------------
       TOTAL OPERATING EXPENSES                               1,763,866         1,408,642           961,643           706,736
                                                           ------------      ------------      ------------      ------------

(LOSS) BEFORE OTHER (EXPENSES)                               (1,097,046)         (115,803)         (664,211)          (69,107)

OTHER INCOME (EXPENSES)
   Amortization of discount on conversions                       (8,962)               --            (8,962)               --
   Interest income                                                  599             4,698                --             2,590
   Interest expense                                             (63,702)          (60,358)          (28,826)          (27,936)
                                                           ------------      ------------      ------------      ------------
       TOTAL OTHER INCOME (EXPENSES)                            (72,065)          (55,660)          (37,788)          (25,346)
                                                           ------------      ------------      ------------      ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                 $ (1,169,111)     $   (171,463)     $   (701,999)     $    (94,453)
PROVISION FOR INCOME TAXES                                           --                --                --                --
                                                           ------------      ------------      ------------      ------------

NET LOSS APPLICABLE TO COMMON SHARES                       $ (1,169,111)     $   (171,463)     $   (701,999)     $    (94,453)
                                                           ============      ============      ============      ============

NET LOSS PER BASIC AND DILUTED SHARES                      $   (0.02383)     $   (0.04287)     $   (0.01299)     $   (0.02361)
                                                           ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                       49,056,828         4,000,000        54,033,762         4,000,000
                                                           ============      ============      ============      ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                                                     2004            2003
                                                                 -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                      $(1,169,111)     $  (171,463)
                                                                 -----------      -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation                                                     23,950            6,410
     Amortization of discount on conversions                           8,962               --
     Common stock issued for services                                  1,400               --
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) decrease in accounts receivable                       71,655         (429,923)
     (Increase) in prepaid expenses and other current assets         (17,264)         (54,526)
     (Increase) in deposits                                               --          (16,233)
     Increase (decrease) in accounts payable and
       and accrued expenses                                         (692,350)          63,238
                                                                 -----------      -----------
     Total adjustments                                              (603,647)        (431,034)
                                                                 -----------      -----------

     NET CASH (USED IN) OPERATING ACTIVITIES                      (1,772,758)        (602,497)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                              (10,325)         (32,000)
   (Increase) decrease in amounts due related parties                 55,007           (7,169)
                                                                 -----------      -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             44,682          (39,169)
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issuances for cash and subscriptions
       receivable                                                    653,223               --
   Proceeds from convertible debentures                              600,000               --
   Proceeds from promissory note                                   1,000,000               --
   Net payments from loan payable - officer / litigation
       settlement payable                                            (25,000)         (12,500)
   Net proceeds (payments) of notes payable                         (363,690)         645,996
                                                                 -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,864,533          633,496
                                                                 -----------      -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                        136,457           (8,170)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                               77,068           45,156
                                                                 -----------      -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $   213,525      $    36,986
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                             $    63,702      $    32,442
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON - CASH
   INFORMATION:

   Common stock issued for services                              $     1,400      $        --
                                                                 ===========      ===========

   Common stock issued for loan commitment fees                  $   105,000      $        --
                                                                 ===========      ===========

   Common stock issued for conversion of debt                    $    50,000      $        --
                                                                 ===========      ===========

   Amortization of discount on conversions                       $     8,962      $        --
                                                                 ===========      ===========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003


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

      Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1 stock or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of June 30, 2004, the Company had 66,473,477 shares of common stock issued and outstanding.

      For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the condensed consolidated financial statements presented herein are those of TeleScience.

      The Company is a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities. The Company's business plan anticipates diversification into building up a technology division, which includes developing a Homeland Security operation. The Company has expensed some start-up costs relating to this in the past year.

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

      ADVERTISING

      Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the six months ended June 30, 2004 and 2003, respectively.

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

      START-UP COSTS

      In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up of their Homeland Security division in the period in which those costs related to. The Company has expensed approximately $200,000 as of June 30, 2004 and these costs are included in the accompanying condensed consolidated statements of operations.

      DEFERRED FINANCING FEES

      In March 2004, the Company issued 750,000 shares of common stock valued at $105,000 in connection with the Standby Equity Distribution Agreement with Cornell Capital Partners ("Cornell Capital"). The Standby Equity Distribution Agreement is for a period of 24 months, and, commencing April 2004, began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization for the six months ended June 30, 2004 is $13,125.

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

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                               June 30,          June 30,
                                                                 2004              2003
                                                             ------------      ------------
      Net Loss                                               ($ 1,169,111)     ($   171,463)
      Weighted-average common shares outstanding (Basic)       49,056,828         4,000,000
      Weighted-average common stock equivalents:
      Stock options and warrants                                       --                --
      Weighted-average common shares outstanding
                                                             ------------      ------------
        (Diluted)                                              49,056,828         4,000,000
                                                             ============      ============

      Options and warrants  outstanding  to purchase  stock were not included in
      the  computation  of  diluted  EPS  because   inclusion  would  have  been
      antidilutive.

      RECLASSIFICATIONS

      Certain amounts for the six months ended June 30, 2003 have been reclassified to conform to the presentation of the June 30, 2004 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2003.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales leaseback transactions.

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

NOTE 3- ACCOUNTS RECEIVABLE

      A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payment for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At June 30, 2004, the Company has $1,352,064 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $50,070 at June 30, 2004.

      The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).

NOTE 4- PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at June 30, 2004:

      Furniture, fixtures and equipment               $ 152,968
      Less:  accumulated depreciation                   (82,863)
                                                      ---------
      Net book value                                  $  70,105
                                                      =========

      Depreciation expense for the six months ended June 30, 2004 and 2003 was $10,825 and $6,410, respectively.

NOTE 5- NOTES PAYABLE

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at June 30, 2004 was $888,416. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

      Additionally, the Company maintains a small credit line with a bank. At June 30, 2004 there was no amounts outstanding under this line.

      In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security division. The note payable was non-interest bearing until May 2003 and now bears interest at 7%. During the six months ended June 30, 2004, this balance was paid back.

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

NOTE 6- CONVERTIBLE DEBENTURES

      On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and purchased $350,000 of additional debentures on May 3, 2004. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. On May 28, 2004, Cornell converted $50,000 into 471,698 shares of common stock, and the Company recognized $8,962 of amortization of discount on the debenture conversions. At June 30, 2004, there remains $550,000 of debentures outstanding.

NOTE 7- INVESTMENT

      Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project after the Company funded approximately $387,269 as of June 30, 2004, ran out of funding, and the project has since ceased for the moment. Management has reserved an allowance for the entire amount, as the investment value is not known.

NOTE 8- DUE TO RELATED PARTIES

      The Company has outstanding at June 30, 2004, $155,000 non-interest bearing to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the condensed consolidated balance sheet as current liabilities.

      The Company has also advanced related parties certain amounts, mostly in the form of employee advances. There was no balance due at June 30, 2004 for these advances.

NOTE 9- PROVISION FOR INCOME TAXES

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

      At June 30, 2004, deferred tax assets approximated the following:

      Net operating loss carryforwards               $  1,570,092
      Less:  valuation allowance                       (1,570,092)
                                                     ------------
                                                     $        -0-
                                                     ============

      At June 30, 2004, the Company had accumulated deficits approximating $4,485,977, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10- STOCKHOLDERS' EQUITY (DEFICIT)

      The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 300,000,000 shares authorized. These levels were increased by the shareholders on March 9, 2004 from 5,000,000 and 50,000,000, respectively.

      The Company has not issued any shares of preferred stock.

      The Company had 51,473,477 common shares issued and outstanding as of June 30, 2004, with an additional 15,000,000 shares issued and held in secrow.

      Upon the merger with Telescience, the Company cancelled 9,953,333 of the 10,499,333 shares then issued and outstanding and issued 2,200,000 shares to acquire 100% of the outstanding stock of TeleScience.

      Upon the share exchange, the Board of Directors of the Company approved a stock dividend in the amount of 14 for 1 or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005.

      On January 27, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares. The price of these shares ranged between $.10 and $.16 for a total value of $505,000.

      The Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

      The Company issued 2,416,667 shares of common stock for $362,500 in the first quarter of 2004.

      The Company issued 750,000 shares of common stock in March 2004 to Cornell Capital Partners, L.P. as a commitment fee for the Standby Equity Distribution Agreement. The value of these shares is $105,000 and has been reflected as loan commitment fees in the condensed consolidated balance sheet at June 30, 2004.

      The Company issued 2,625,107 shares of common stock for cash and conversions of payables valued at $495,206 in the second quarter of 2004.

      The Company issued 471,698 shares of common stock in conversion of $50,000
      of  the  convertible   debentures.   The  Company   recognized  $8,962  in
      amortization of discount on the debenture conversions.

NOTE 11- LOAN PAYABLE - OFFICER / LITIGATION

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

      The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. In 2004, the Company has paid down $25,000 of this liability and the total outstanding at June 30, 2004 is $850,920.

NOTE 12- COMMITMENTS

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

NOTE 13- STANDBY EQUITY DISTRIBUTION AGREEMENT

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

      Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock valued at $105,000 on March 11, 2004.

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

NOTE 14- PROMISSORY NOTE

      On June 11, 2004, the Company entered into a promissory note in the amount of $1,000,000 with Cornell Capital. The note has a 229-day term and the $1,000,000 remains outstanding. The Company intends to repay this note with proceeds received from the Standby Equity Distribution Agreement.

NOTE 15- GOING CONCERN

      As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2003 and 2002, and additional losses in the six months ended June 30, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company's ability to continue as a going concern.

      Management also states that they are confident that they can improve operations and raise the appropriate funds needed through their recent contracts the Company has entered into in the past few months, as well as the completed reverse merger with which the Company now has the ability to raise money in the public markets.

      On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement. Under this agreement, the Company may issue and sell to Cornell Capital shares of common stock for a total purchase price of $15,000,000.

      In addition to the Standby Equity Distribution Agreement, on March 11, 2004, the Company entered into a Convertible Debenture agreement for $600,000. Cornell advanced $250,000 of this amount at closing and advanced the remaining $350,000 on May 3, 2004.

      With the proceeds of the Standby Equity Distribution Agreement for up to 15 million dollars, the Company should be able to grow and acquire companies that will contribute to the development of providing nurses to the private sector as well as government contracts. The Company received $1,000,000 from Cornell Capital on June 11, 2004 pursuant to a promissory note. The Company intends to repay the promissory note with cash proceeds under the Standby Equity Distribution Agreement. The Company has entered into a letter of intent to acquire another company and is in the due diligence phase of this acquisition. Additionally, the Company has several other companies they are looking at for potential acquisitions.

      The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 16- SUBSEQUENT EVENTS

      The Company entered into a letter of intent to acquire a Virginia company operating in a similar industry. The Company is currently in the process of completing its due diligence on this transaction.

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

GOING CONCERN

      As reflected in the Company's financial statements as of June 30, 2004, the Company's accumulated deficit of $4,485,997 and its working capital deficiency of $2,379,549 raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for June 30, 2004, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      o     Revenue recognition;

      o     Allowance for doubtful accounts; and

      o     Accounting for income taxes.

      In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures. See Notes to Condensed Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2004, COMPARED TO QUARTER ENDED JUNE 30, 2003

      REVENUES

      Revenues for the quarter ended June 30, 2004, were approximately $1,693,000, a decrease of $770,000, as compared to revenues of approximately $2,463,000 for the quarter ended June 30, 2003. The decrease in revenues in 2004 was primarily attributable to the loss of a significant government contract for the providing of services in the nursing industry to a government facility.

      COST OF SALES

      Cost of sales for the quarter ended June 30, 2004, was approximately $1.4 million, or 83% of revenues, as compared to approximately $1.8 million, or 73% of revenues, for the quarter ended June 30, 2003. The percentage increase in cost of sales for the quarter ended June 30, 2004, was primarily attributable to the increased labor costs associated with fulfilling the Company's contracts.

      GROSS PROFIT

      Gross profit for the quarter ended June 30, 2004, was $297,432, or 18% of revenues, as compared to gross profit of $637,629, or 26% of revenues, for the quarter ended June 30, 2003.

      OPERATING EXPENSES

      Operating expenses for the quarter ended June 30, 2004, were $961,643, or 57% of revenues, as compared to $706,736, or 29% of revenues, for the quarter ended June 30, 2003. The increase in operating expenses in 2004 was primarily attributable to professional fees associated with the filings of the registration statement and annual report.

      OTHER INCOME (EXPENSE)

      Other expense for the quarter ended June 30, 2004, was $37,788, as compared to $25,346 for the quarter ended June 30, 2003. Interest expense increased as the lending activity increased in 2004.

      NET LOSS

      The Company had a net loss of $701,999 for the three months ended June 30, 2004, compared to a net loss of $94,453 for the three months ended June 30, 2003. The increase of $607,546 was mainly attributable to lower revenues and increased operating expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004, COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      REVENUES

      Revenues for the six months ended June 30, 2004, were approximately $3,378,000, a decrease of $1,345,000, as compared to revenues of approximately $4,723,000 for the six months ended June 30, 2003. The decrease in revenues in 2004 was primarily attributable to the loss of a significant government contract for the providing of services in the nursing industry to a government facility.

      COST OF SALES

      Cost of sales for the six months ended June 30, 2004, was approximately $2.7 million, or 80% of revenues, as compared to approximately $3.4 million, or 73% of revenues, for the six months ended June 30, 2003. The percentage increase in cost of sales for the six months ended June 30, 2004, was primarily attributable to the increased labor costs associated with fulfilling the Company's contracts.

      GROSS PROFIT

      Gross profit for the six months ended June 30, 2004, was $666,820, or 20% of revenues, as compared to gross profit of $1,292,839, or 27% of revenues, for the six months ended June 30, 2003.

      OPERATING EXPENSES

      Operating expenses for the six months ended June 30, 2004, were $1,763,866, or 52% of revenues, as compared to $1,408,642, or 30% of revenues, for the six months ended June 30, 2003. The increase in operating expenses in 2004 was primarily attributable to professional fees associated with the filings of the registration statement and annual report.

      OTHER INCOME (EXPENSE)

      Other expense for the six months ended June 30, 2004, was $72,065, as compared to $55,660 for the six months ended June 30, 2003. Interest expense increased as the lending activity increased in 2004.

      NET LOSS

      The Company had a net loss of $1,169,111 for the six months ended June 30, 2004, compared to a net loss of $171,463 for the three months ended June 30, 2003. The increase of $997,648 was mainly attributable to lower revenues and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $701,999 and $94,453 for the three months ended June 30, 2004 and 2003, respectively, and has an accumulated deficit of $4,485,977 at June 30, 2004. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

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

      Cash used in operating activities was $1,772,758 for the six months ended June 30, 2004, compared to $602,497 for the same period in 2003. The increase in cash used was due primarily to the increased loss from operations.

      Cash provided by investing activities was $44,682 for the six months ended June 30, 2004, compared to cash used in investing activities of $39,169 for the same period in 2003. This increase was principally due to a decrease in amounts funded to related parties in 2004.

      Cash provided by financing activities was $1,864,533 for the quarter ended June 30, 2004, compared to $633,496 during the same period in 2003. This increase was mainly due to the funding of the convertible debenture.

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at June 30, 2004 was approximately $888,416. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

      Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding as of June 30, 2004.

      In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and bore interest at 7% going forward. The note was fully paid in May 2004.

      In 1997, the Company borrowed $300,000 plus interest at 10% from an individual and had started repayments of that note with interest and paid down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002 (see Note 11 to the included Financial Statements). This amount was paid back from a private stock transaction by the officer in November 2003.

      On  March  11,  2004,  the  Company  entered  into a  Securities  Purchase
Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. On May 3, 2004 Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. None of the debentures have been converted to date.

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

      On June 11, 2004, the Company received $1,000,000 in return for a promissory note to Cornell Capital. The note has a 229-day term. As of June 30, 2004, the full amount of the note remains outstanding.

      From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has entered into a letter of intent to acquire a Virginia company in the same industry. The Company is currently conducting due diligence. The Company's future capital requirements will depend on many factors, including the success of our operations, economic conditions and other factors including the results of future operations. If the Company is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that the Company will be required to cease operations.

PLAN OF OPERATIONS

      The Company, through its TeleScience subsidiary, will continue to provide:

      o     medical staffing services,

      o     information technology and telecommunications services, and

      o     Homeland Security products and services.

      TeleScience provides two categories of services:

      o     Medical Systems

      o     Technology

      The Medical Systems operations specialize in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. In 2004, the Company intends to expand to provide long-term staffing of nurses (RNs and LPNs) to private hospitals in the tri-state area (Virginia, Maryland, D.C.), as well as sections of Pennsylvania.

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

      At the end of September 2003, the Company completed its contract to provide medical staffing for the Walter Reed Army Medical Center in Washington, D.C.

MANAGEMENT STRATEGY

      The Company's management has taken several initiatives to grow and expand its current businesses of medical and technology services and to develop and market its homeland security business.

MANAGEMENT STRATEGIC PLAN FOR FUTURE GROWTH AND EXPANSION

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

      ACQUISITION OF SUITABLE COMPANIES. A letter of intent was issued at the beginning of the third quarter 2004 to acquire a company in a medically related area. The two companies are currently in the due-diligence phase of the transaction.

DEVELOP A HOMELAND SECURITY MARKETING PLAN

      The Company views this market sector as an opportunity for growth. The Company has invested significant resources to build an infrastructure and to generate an initial presence in this sector. During the first quarter of 2004, the Company formed a strategic alliance with Mobile Healthcare Solutions (MHS), a provider of deployable, mobile medical treatment facilities. The two companies intend to partner for joint bidding on select projects in homeland security arenas that fit their combined expertise. The Company's initial marketing plan in the homeland security arena is to utilize the power and expertise of its alliances to market its decontamination products. This marketing plan further extends marketing of emergency equipment, decontamination products, vehicles, and personal protective equipment to federal, state, and local governments. The Company was named as one of the participants in a $1,000,000,000 IDIQ contract in the homeland security area with the state of Pennsylvania, and this contract has recently been renewed for another year.

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

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company's Principal Executive Officer/Acting Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II

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

ITEM 2. CHANGES IN SECURITIES

      On  March  11,  2004,  the  Company  entered  into a  Securities  Purchase
Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and, on May 3, 2004, Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. On May 28, 2004, Cornell Capital Partners converted $50,000 into 471,698 shares of common stock.

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

      The Company issued 2,416,667 shares of common stock during the first quarter of 2004 for $362,500 for cash paid to the Company. The Company issued 2,625,107 shares of common stock for cash and conversions of payables valued at $495,206 during the second quarter of 2004.


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

10.1     Sublease Agreement dated December 23, 2002 by and          Incorporated by reference to Exhibit 10.1 to the
         among InterAmerica Technologies, Inc., Kemron              Company's Annual Report on Form 10-KSB as filed with
         Environmental Services and Telescience                     the United States Securities and Exchange Commission
         International, Inc.                                        on April 9, 2004

10.2     Promissory Note in the principal amount of                 Incorporated by reference to Exhibit 10.2 to the
         $875,920 made by the Company in favor of B. B.             Company's Annual Report on Form 10-KSB as filed with
         Sahay                                                      the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.3     Memorandum of Understanding dated March 10, 2004,          Incorporated by reference to Exhibit 10.3 to the
         by and between Silver Star Technologies, Inc. and          Company's Annual Report on Form 10-KSB as filed with
         TeleScience International, Inc.                            the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.4     Memorandum of Understanding by and between                 Incorporated by reference to Exhibit 10.4 to the
         Telescience International, Inc. and Chesapeake             Company's Annual Report on Form 10-KSB as filed with
         Government Technologies, Inc.                              the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.5     Proposal dated January 7, 2004 from Professional           Incorporated by reference to Exhibit 10.5 to the
         Nursing Resources, Inc. to Telescience                     Company's Annual Report on Form 10-KSB as filed with
         International, Inc.                                        the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.6     Standby Equity Distribution Agreement dated                Incorporated by reference to Exhibit 10.6 to the
         March 11, 2004 between Medical Staffing and                Company's Annual Report on Form 10-KSB as filed with
         Cornell Capital Partners LP                                the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.7     Registration Rights Agreement dated March 11,              Incorporated by reference to Exhibit 10.7 to the
         2004 between Medical Staffing and Cornell Capital          Company's Annual Report on Form 10-KSB as filed with
         Partners LP                                                the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.8     Escrow Agreement dated March 11, 2004 among                Incorporated by reference to Exhibit 10.8 to the
         Medical Staffing, Cornell Capital Partners LP,             Company's Annual Report on Form 10-KSB as filed with
         Butler                                                     the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.9     Securities Purchase Agreement dated March 11,              Incorporated by reference to Exhibit 10.9 to the
         2004 among Medical Staffing and the Buyers                 Company's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.10    Escrow Agreement dated March 11, 2004 among                Incorporated by reference to Exhibit 10.10 to the
         Medical Staffing, the Buyers and Butler Gonzalez,          Company's Annual Report on Form 10-KSB as filed with
         LP                                                         the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.11    $250,000 Convertible Debenture dated March 11,             Incorporated by reference to Exhibit 10.11 to the
         2004 between Medical Staffing and Cornell Capital          Company's Annual Report on Form 10-KSB as filed with
         Partners LP                                                the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.12    Investors Registration Rights Agreement dated              Incorporated by reference to Exhibit 10.12 to the
         March 11, 2004 between Medical Staffing and the            Company's Annual Report on Form 10-KSB as filed with
         Investors                                                  the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.13    Placement Agent Agreement dated March 11, 2004             Incorporated by reference to Exhibit 10.13 to the
         among Medical Staffing and Cornell Partners, L.P.          Company's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.14    Renewal Agreement dated February 5, 2004, from             Incorporated by reference to Exhibit 10.14 to the
         Commonwealth of Pennsylvania to Telescience                Company's Annual Report on Form 10-KSB as filed with
         International, Inc. regarding Contract 2550-09             the United States Securities and Exchange Commission
         Personal Protection Equipment PPE                          on April 9, 2004

10.15    Memorandum of Understanding dated February 23,             Incorporated by reference to Exhibit 10.15 to the
         2004, to Mobile Healthcare Solutions, Inc. from            Company's Annual Report on Form 10-KSB as filed with
         Telescience International, Inc.                            the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

10.17    Master Contract dated April 1, 2004, by and                Incorporated by reference to Exhibit 10.17 to the
         between Telescience International, Inc. and State          Company's Annual Report on Form 10-KSB as filed with
         of California Department of Corrections                    the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.18    Contract for Commercial Items dated May 19, 2002,          Incorporated by reference to Exhibit 10.18 to the
         by and between Department of Health & Human                Company's Annual Report on Form 10-KSB as filed with
         Services and Telescience International, Inc.               the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.19    Master Contract dated March 4, 2002, by and                Incorporated by reference to Exhibit 10.19 to the
         between California Department of Corrections and           Company's Annual Report on Form 10-KSB as filed with
         Telescience International, Inc.                            the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.20    Memorandum dated March 26, 2003 regarding Branch           Incorporated by reference to Exhibit 10.20 to the
         Office Location                                            Company's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

      (B)   CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED JUNE 30, 2004:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 23, 2004.

August 23, 2004              MEDICAL STAFFING SOLUTIONS, INC.

                             By: /s/ Brajnandan B. Sahay
                                 -----------------------------------------------
                                 Brajnandan B. Sahay,
                                 President, Chief Executive Officer and Director