Form 10QSB
period 2004-09-30
MEDICAL STAFFING SOLUTIONS INC
filed 2004-11-22
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended SEPTEMBER 30, 2004

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ TO _______

                          COMMISSION FILE NO. 000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)


            NEVADA                                              91-2135006
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


8150 LEESBURG PIKE, SUITE 1200, VIENNA, VIRGINIA                   22182
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

                   Yes  [X]                 No  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                                                 OUTSTANDING SHARES
                  CLASS                         ON NOVEMBER 18, 2004
               Common Stock                          76,326,266

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2004

                                     ASSETS



Current Assets:
  Cash and cash equivalents                                      $    10,235
  Accounts receivable, net of allowance for doubtful accounts
of $50,070                                                         2,206,897
  Prepaid expenses and other current assets                          128,699
                                                                 -----------

    Total Current Assets                                           2,345,831
                                                                 -----------

  Fixed assets, net of depreciation                                   67,187
  Loan commitment fees                                                78,750
  Deposits                                                            27,643
                                                                 -----------

TOTAL ASSETS                                                     $ 2,519,411
                                                                 ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)


LIABILITIES
Current Liabilities:
  Note payable - current portion                                 $ 1,618,454
  Convertible debentures                                             475,000
  Promissory note payable                                            850,000
  Due to related parties                                             140,000
  Accounts payable and accrued expenses                              770,456
  Loan payable - officer / Litigation settlement payable             850,920
                                                                 -----------

      Total Current Liabilities                                    4,704,830
                                                                 -----------

      TOTAL LIABILITIES                                            4,704,830
                                                                 -----------

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized

      0 shares issued and outstanding                                     --
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      68,096,538 shares issued and 58,308,357 shares
outstanding                                                           68,097
  Additional Paid-in Capital                                       2,465,916
  Deficit                                                         (4,719,432)
                                                                 -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                               (2,185,419)
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                    $ 2,519,411
                                                                 ===========

See accompanying notes to condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                              NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                              2004           2003             2004            2003
                                                         ------------    ------------    ------------    ------------
OPERATING REVENUES
  Revenue                                                $  5,174,378    $  6,779,920    $  1,795,920    $  2,057,339

COST OF SALES                                               3,851,861       4,814,199       1,140,223       1,384,457
                                                         ------------    ------------    ------------    ------------

GROSS PROFIT                                                1,322,517       1,965,721         655,697         672,882
                                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES

   Administrative payroll, benefits and overhead costs      1,851,011       1,722,108         798,042         578,839

   General and administrative expenses                        697,580         374,011          10,632         115,048

   Depreciation and amortization                               43,157           9,629          19,208           3,219
                                                         ------------    ------------    ------------    ------------

       TOTAL OPERATING EXPENSES                             2,591,748       2,105,748         827,882         697,106
                                                         ------------    ------------    ------------    ------------


(LOSS) BEFORE OTHER INCOME (EXPENSES)                      (1,269,231)       (140,027)       (172,185)        (24,224)

OTHER INCOME (EXPENSES)

   Amortization of discount on conversions                    (21,924)             --         (12,962)             --

   Interest income                                                705           6,323             206           1,625

   Interest expense                                          (112,116)        (97,325)        (48,314)        (36,967)
                                                         ------------    ------------    ------------    ------------

       TOTAL OTHER INCOME (EXPENSES)                         (133,335)        (91,002)        (61,070)        (35,342)
                                                         ------------    ------------    ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               $ (1,402,566)   $   (231,029)   $   (233,255)   $    (59,566)

PROVISION FOR INCOME TAXES                                         --              --              --              --
                                                         ------------    ------------    ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES                     $ (1,402,566)   $   (231,029)   $   (233,255)   $    (59,566)
                                                         ============    ============    ============    ============

NET LOSS PER BASIC AND DILUTED SHARES                    $   (0.02384)   $   (0.05776)   $   (0.00444)   $   (0.01489)
                                                         ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING                                     58,837,564       4,000,000      52,545,334       4,000,000
                                                         ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                   2004          2003
                                                                   ----          ----
CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                    $(1,402,566)   $  (231,029)
                                                               -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities

     Depreciation and Amortization                                  43,157          9,629

     Amortization of discount on conversions                        21,924             --

     Common stock issued for services                                1,400             --
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                            (783,178)      (589,908)

     (Increase) in prepaid expenses and other current assets       (73,723)       (43,889)

     (Increase) in deposits                                             --         (1,000)
     Increase (decrease) in accounts payable and
       and accrued expenses                                       (494,936)       158,598
                                                               -----------    -----------
     Total adjustments                                          (1,285,356)      (466,570)
                                                               -----------    -----------

     NET CASH (USED IN) OPERATING ACTIVITIES                    (2,687,922)      (697,599)
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                            (13,489)       (56,782)

   Increase (decrease) in amounts due related parties               40,007       (103,892)
                                                               -----------    -----------


      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           26,518       (160,674)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
   Common stock issuances for cash and subscriptions
       receivable                                                  653,223        232,500

   Proceeds from convertible debentures                            600,000             --

   Proceeds from standby equity distribution agreement             150,000             --

   Proceeds from promissory note, net of repayments                850,000             --
   Net payments from loan payable - officer / litigation

       settlement payable                                          (25,000)      (112,500)
   Net proceeds of notes payable                                   366,348        767,414
                                                               -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 2,594,571        887,414
                                                               -----------    -----------

NET INCREASE (DECREASE) IN

    CASH AND CASH EQUIVALENTS                                      (66,833)        29,141

CASH AND CASH EQUIVALENTS -

    BEGINNING OF PERIOD                                             77,068         10,402
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    10,235    $    39,543
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                           $    99,356    $    32,442
                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON - CASH
   INFORMATION:


   Common stock issued for services                            $     1,400    $        --
                                                               ===========    ===========

   Common stock issued for loan commitment fees                $   105,000    $        --
                                                               ===========    ===========

   Common stock issued for conversion of debt                  $   275,000    $        --
                                                               ===========    ===========

   Amortization of discount on conversions                     $    21,924    $        --
                                                               ===========    ===========

See accompanying notes to condensed consolidated financial statements.

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

            Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1 stock or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of September 30, 2004, the Company had 68,096,538
            shares of common stock issued and 58,308,357 shares outstanding.

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

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

            Advertising


            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003, respectively.

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

            START-UP COSTS

            In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up of their Homeland Security division in the period in which those costs related to. The Company has expensed approximately $200,000 as of September 30, 2003, and these costs are included in the accompanying condensed consolidated statements of operations.

            Deferred Financing Fees


            In March 2004, the Company issued 750,000 shares of common stock valued at $105,000 in connection with the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement is for a period of 24-months, and commencing April 2004, the Company began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization for the nine months ended September 30, 2004 is $26,250.

            EARNINGS (LOSS) PER SHARE OF COMMON STOCK

            Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                                September 30,
                                                             2004            2003
                                                             ----            ----
            Net Loss                                     $ (1,402,565)   $   (231,029)
                                                         ------------    ------------

            Weighted-average common shares
              outstanding (Basic)                          58,837,564       4,000,000

            Weighted-average common stock equivalents:
                  Stock options and warrants                       --              --
                                                         ------------    ------------

            Weighted-average common shares
                outstanding (Diluted)                      58,837,564       4,000,000
                                                         ============    ============

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

            RECLASSIFICATIONS

            Certain amounts for the nine months ended September 30, 2003 have been reclassified to conform to the presentation of the September 30, 2004 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2003.

            RECENT ACCOUNTING PRONOUNCEMENTS

            In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

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

            In June 2003, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

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

            In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

            In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

            In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

NOTE 3-     ACCOUNTS RECEIVABLE

            A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payment for services rendered is based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At September 30, 2004, the Company has $2,206,897 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $50,070 at September 30, 2004.

            The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).




NOTE 4-     PROPERTY AND EQUIPMENT


            Property and equipment consist of the following at September 30, 2004:


            Furniture, fixtures and equipment   $ 154,120

            Less:  accumulated depreciation       (86,933)
                                                ---------

            Net book value                      $  67,187
                                                =========

            Depreciation expense for the nine months ended September 30, 2004 and 2003 was $16,907 and $5,128, respectively.



NOTE 5-     NOTES PAYABLE

            In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at September 30, 2004 was $1,618,455. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

            Additionally, the Company maintains a small credit line with a bank. At September 30, 2004 there was no amounts outstanding under this line.

            In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security division. The note payable was non-interest bearing until May 2003 and now bears interest at 7%. During the nine months ended September 30, 2004, this balance was paid back.

            In 1997, the Company borrowed $300,000 plus interest at 10% from an individual and had started repayments of that note with interest and paid down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002 (see Note 11). In November 2003, the amount was paid back through a private stock transaction.

NOTE 6-     CONVERTIBLE DEBENTURES

            On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company.

            On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and purchased $350,000 additional debentures on May 3, 2004. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of
            (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen (15) business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the nine months ended September 30, 2004, Cornell converted $125,000 into 2,323,603 shares of common stock, and the Company recognized $21,924 of amortization of discount on the debenture conversions. At September 30, 2004, there remains $475,000 of debentures outstanding. Through September 30, 2004, there is $12,760 in accrued interest on the convertible debentures.

NOTE 7-     INVESTMENT

            Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project after the Company funded approximately $387,269 as of September 30, 2004, ran out of funding, and the project has since ceased. Management has reserved an allowance for the entire amount, as the investment value is not known.

NOTE 8-     DUE TO RELATED PARTIES

            The  Company  has  outstanding  at  September  30,  2004,   $140,000
            non-interest bearing to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the condensed consolidated balance sheet as current liabilities.

            The Company has also advanced related parties certain amounts, mostly in the form of employee advances. There was no balance due at September 30, 2004 for these advances.


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

            At  September  30,  2004,   deferred  tax  assets  approximated  the
            following:

            Net operating loss carryforwards    $ 1,664,391
            Less:  valuation allowance           (1,664,391)
                                                -----------
                                                $       -0-
                                                ===========

            At September 30, 2004, the Company had accumulated deficits approximating $4,755,402, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT)

            The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 300,000,000 shares authorized. The board of directors increased these levels on March 9, 2004 from 5,000,000 and 50,000,000, respectively.

            The Company has not issued any shares of preferred stock.

            The Company had 68,096,538 common shares issued and 58,308,357 shares outstanding as of September 30, 2004.

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

            The Company issued 2,416,667 shares of common stock for $75,017 in the first quarter of 2004.

            The Company issued 750,000 shares of common stock in March 2004 to Cornell Capital Partners, L.P. as a commitment fee for the Standby Equity Distribution Agreement. The value of these shares is $105,000 and has been reflected as loan commitment fee (net of amortization) in the condensed consolidated balance sheet at September 30, 2004.

            The Company has issued 2,625,107 shares of common stock for cash and conversions of payables valued at $495,206 in the second quarter of 2004.

            The Company issued 15,000,000 shares of common stock to an escrow agent relating to future advances under a Standby Equity Distribution Agreement with Cornell Capital Partners, LP (see Note
            14).

NOTE 11-    LOAN PAYABLE - OFFICER / LITIGATION

            The Company had advances from an officer of the Company to help fund operations in the amount of $71,379 at December 31, 2002. The officer has not been charging interest, and the amounts were classified as current liabilities as they are due on demand. The loan was repaid in 2003.

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

            The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. In 2004, the Company has paid down $25,000 of this liability and the total outstanding at September 30, 2004 is $850,920.

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

            The Company entered into a letter of intent to acquire a Virginia company operating in a similar industry. There is doubt that this transaction will close.

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

            The Company has placed 15,000,000 shares of common stock into escrow for future draws under the Standby Equity Distribution Agreement.

            During the nine months ended September 30, 2004, the Company has drawn down $150,000 under the Standby Equity Distribution Agreement, issuing 5,211,819 shares of common stock out of escrow. The Company used the proceeds to repay $150,000 of a promissory note held by Cornell Capital Partners (Note 14). converted the $150,000 into 5,211,819 shares of common stock.

            Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock, valued at $105,000 on March 11, 2004.

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

NOTE 14-    PROMISSORY NOTE

            On June 11, 2004, the Company entered into a promissory note in the amount of $1,000,000 with Cornell Capital. As of September 30, 2004, the Company has utilized $150,000 of the proceeds from Standby Equity Distribution Agreement to repay part of the note. As of September 30, 2004, the balance outstanding under this note is $850,000.

NOTE 15-    GOING CONCERN

            As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2003 and 2002, and additional losses in the nine months ended September 30, 2004. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company's ability to continue as a going concern.

            Management states that they are confident that they can improve operations and raise the appropriate funds needed through their recent contracts the Company has entered into in the past few months, as well as the completed reverse merger with which the Company now has the ability to raise money in the public markets.

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

            With the proceeds of the Standby Equity Distribution Agreement for up to 15 million dollars, the Company believes that it should be able to grow and acquire companies that will contribute to the development of providing nurses to the private sector as well as government contracts. The Company received $1,000,000 from Cornell Capital on June 11, 2004 pursuant to a promissory note. The Company intends to repay the promissory note with cash proceeds under the Standby Equity Distribution Agreement. The Company is looking at several companies as potential acquisition candidates.

            The condensed  consolidated  financial statements do not include any
            adjustments   that   might   result   from  the   outcome  of  these
            uncertainties.

NOTE 16-    SUBSEQUENT EVENTS

            Subsequent to September 30, 2004, through November 18, 2004, Cornell Capital Partners has converted $125,000 of convertible debentures into 5,443,169 shares of the Company's common stock.

            The Company received $315,000 from Cornell Capital on October 6, 2004 pursuant to a promissory note. The Company intends to repay the promissory note with cash proceeds under the Standby Equity Distribution Agreement.

            Subsequent September 30, 2004, through November 18, 2004, the Company has received advances under the Standby Equity Distribution Agreement in the amount of $410,000, issuing 12,574,740 shares out of escrow. These proceeds were used to repay portions of the promissory note held by Cornell Capital Partners. The principal balance of the promissory notes as of November 18, 2004 is $755,000.

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


GOING CONCERN

      As reflected in the Company's financial statements as of September 30, 2004, the Company's accumulated deficit of $4,719,432 and its working capital deficiency of $2,358,999 raise doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for September 30, 2004, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2004, COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003


      REVENUES

      Revenues for the quarter ended September 30, 2004, were $1,795,920, a decrease of $261,419, as compared to revenues of approximately $2,057,339 for the quarter ended September 30, 2003. The decrease in revenues in 2004 was primarily attributable to the completion of a significant government contract for the providing of services in the nursing industry to a government facility.

      COST OF SALES

      Cost of sales for the quarter ended September 30, 2004, was approximately $1.1 million, or 63% of revenues, as compared to approximately $1.4 million, or 67% of revenues, for the quarter ended September 30, 2003. The percentage decrease in cost of sales for the quarter ended September 30, 2004, was primarily attributable to the fact that some labor cost was incurred and recognized in prior periods (vacation and sick leave), but billed (and respectively revenue recognized) in the third quarter of 2004.

      GROSS PROFIT

      Gross profit for the quarter ended September 30, 2004, was $655,697, or 37% of revenues, as compared to gross profit of $672,882, or 33% of revenues, for the quarter ended September 30, 2003.


      OPERATING EXPENSES

      Operating expenses for the quarter ended September 30, 2004, were $827,882, or 46% of revenues, as compared to $697,106, or 34% of revenues, for the quarter ended September 30, 2003. The increase in operating expenses in 2004 was primarily attributable increased cost of administrative payroll, benefits, and overhead costs.


      OTHER INCOME (EXPENSE)

      Other expense for the quarter ended September 30, 2004, was $61,070, as compared to $35,342 for the quarter ended September 30, 2003. Increase was due to interest expense increase and a charge for amortization of discount on conversions.


      NET LOSS

      The Company had a net loss of $233,255 for the three months ended September 30, 2004, compared to a net loss of $59,566 for the three months ended September 30, 2003. The increase of $173,689 was mainly attributable to lower revenues and increased operating expenses.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003


      REVENUES

      Revenues for the nine months ended September 30, 2004, were $5,174,378, a decrease of $1,605,542, as compared to revenues of $6,779,920 for the nine months ended September 30, 2003. The decrease in revenues in 2004 was primarily attributable to the completion of a significant government contract for the providing of services in the nursing industry to a government facility.


      COST OF SALES

      Cost of sales for the nine months ended September 30, 2004, was approximately $3.9 million, or 74% of revenues, as compared to approximately $4.8 million, or 71% of revenues, for the nine months ended September 30, 2003. The percentage increase in cost of sales was primarily attributable to the increased labor costs associated with fulfilling the Company's contracts.


      GROSS PROFIT

      Gross profit for the nine months ended September 30, 2004, $1,322,517, or 26% of revenues, as compared to gross profit of $1,965,721, or 29% of revenues, for the nine months ended September 30, 2003.


      OPERATING EXPENSES

      Operating expenses for the nine months ended September 30, 2004, were $2,591,748, or 50% of revenues, as compared to $2,105,748, or 31% of revenues, for the nine months ended September 30, 2003. The increase in operating expenses in 2004 was primarily attributable to professional fees associated with the filings of the registration statement and annual report and increased cost of administrative payroll, benefits, and overhead costs, an increase in general and administrative expenses and an increase in depreciation and amortization.


      OTHER INCOME (EXPENSE)

      Other expense for the nine months ended September 30, 2004, was $133,335, as compared to $91,002 for the nine months ended September 30, 2003. Increase was due to interest expense increase and a charge for amortization of discount on conversions.

      NET LOSS

      The Company had a net loss of $233,255 for the three months ended September 30, 2004, compared to a net loss of $59,566 for the three months ended September 30, 2003. The increase of $173,689 was mainly attributable to lower revenues and increased operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,402,566 and $231,029 for the nine months ended September 30, 2004 and 2003, respectively, and has an accumulated deficit of $4,719,432 at September 30, 2004. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      The Company is at present meeting its current obligations from its monthly cash flows and cash proceeds from sale of equity securities and debt, which during 2002, 2003 and to date in 2004 has included cash from operations, investor capital, loans from related parties and from other lenders. However, due to insufficient cash generated from operations, the Company currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. As a result, the Company is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed the Company to meet its obligations in the recent past, there can be no assurances that the Company's present methods of generating cash flow will be sufficient to meet future obligations. Historically, the Company has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that the Company will be able to raise additional capital in this manner.

      Cash used in operating activities was $2,687,922 for the nine months ended September 30, 2004, compared to $697,599 for the same period in 2003. The increase in cash used was due primarily to the increased loss from operations and increase in accounts receivable.

      Cash provided by investing activities was $26,518 for the nine months ended September 30, 2004, compared to cash used in investing activities of $160,674 for the same period in 2003. This increase was principally due to a decrease in amounts funded to related parties and lower capital expenditures in 2004.

      Cash provided by financing activities was $2,594,571 for the quarter ended September 30, 2004, compared to $887,414 during the same period in 2003. This increase was mainly due to the funding through the convertible debentures and promissory note.

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at September 30, 2004 was approximately $1,618,454. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

      Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding as of September 30, 2004.

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

The remaining balance of $163,000 is included in that settlement amount as of December 2002. This amount was paid back from a private stock transaction by an officer in November 2003.

      On  March  11,  2004,  the  Company  entered  into a  Securities  Purchase
Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. In April 2004, Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the nine months ended September 30, 2004, Cornell converted $125,000 into 2,323,603 shares of common stock, and the Company recognized $21,924 of amortization of discount on the debenture conversions. At September 30, 2004, there remains $475,000 of debentures outstanding. Through September 30, 2004, there is $12,760 in accrued interest on the convertible debentures.

      Subsequent to September 30, 2004, through November 18, 2004, Cornell Capital Partners has converted $125,000 of convertible debentures into 5,443,169 shares of the Company's common stock.

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

      Through September 30, 2004, the Company has drawn $150,000 under the Standby Equity Distribution Agreement issuing 5,211,819 shares of common stock. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital Partners on June 11, 2004.

      Subsequent September 30, 2004 and through November 18, 2004, the Company received $315,000 from Cornell Capital on October 6, 2004 pursuant to a promissory note. During this period the Company has received advances under the Standby Equity Distribution Agreement in the amount of $410,000, issuing 12,574,740 shares out of escrow. These proceeds were used to repay portions of the promissory notes held by Cornell Capital Partners. The principal balance of the promissory notes as of November 18, 2004 is $755,000.

      On June 11, 2004, the Company received $1,000,000 in return for a promissory note to Cornell Capital Partners. The note has a 229-day term. As of September 30, 2004, $850,000 remains outstanding. The principal balance as of November 18, 2004 is $500,000.

      On October 6, 2004 the Company received $315,000 in return for a promissory note to Cornell Capital. The note has a 114-day term. As of November 18, 2004 the principal balance is $255,000.

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

      In September 2004, the Company signed new master contract with the California State Department of Corrections for Contract Nursing Staff. This contract, a multiple award vendor award, has an estimated ceiling value of $50 million and is effective for three years starting October 1, 2004. In the same period MSSI was awarded an extension of contracts for medical services that MSSI holds on a number of Air Force Bases.


MANAGEMENT STRATEGY

      The Company's management has taken several initiatives to attempt to grow and expand its current businesses of medical and technology services and to develop and market its homeland security business.


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

      ENHANCING RECRUITMENT. The Company is embarking on a long-range plan for recruiting ancillary and professional level staff for medical contracts. This plan is geared toward expanding the business of the Company's most active services, the Medical Systems Operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving into similar staffing arrangements with the private sector. We believe that our long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially nurses (RNs) in this country.

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

      COST REDUCTION. As part of a plan for streamlining of operations, the Company laid off three employees, restructured it recruiting department and outsourced some benefit management and personnel functions to C2 Portfolio, Inc.

      ACQUISITION OF SUITABLE COMPANIES. A letter of intent was issued at the beginning of the third quarter 2004 to acquire a company in a medically related area. The two companies are currently in the due-diligence phase of the transaction, however there is doubt that this transaction will close. A letter of intent was issued at the beginning of the third quarter 2004 to acquire a company in a medically related area. There is doubt that this transaction will close.


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

ITEM 3. CONTROLS AND PROCEDURES


(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.


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


ITEM 2. CHANGES IN SECURITIES

      The Company issued 2,416,667 shares of common stock during the first quarter of 2004 for $362,500 for cash paid to the company. The Company issued 2,625,107 shares of common stock for cash and conversions of payables valued at $495,206 during the second quarter of 2004. The Company issued 1,623,061 shares of common stock during the third quarter of 2004 for $75,000.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

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

EXHIBIT
NO.

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

EXHIBIT
NO.

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

EXHIBIT
NO.

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

      (B)   CURRENT  REPORT ON FORM 8-K DURING THE QUARTER  ENDED  SEPTEMBER 30,
            2004:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 22, 2004.

November 22, 2004               MEDICAL STAFFING SOLUTIONS, INC.

                                By: /s/ Brajnandan B. Sahay
                                    -----------------------------------
                                    Brajnandan B. Sahay,
                                    President, Chief Executive Officer,
                                    Principal Financial Officer and Director