Form 10KSB
period 2004-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2005-03-31
CIK 1160437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED                 COMMISSION FILE NO.
            DECEMBER 31, 2004                          000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                        ---------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

               NEVADA                                 91-2135006
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


                         8150 LEESBURG PIKE, SUITE 1200
                             VIENNA, VIRGINIA 22182
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    Issuer's telephone number: (703) 641-8890

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Medical Staffing was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Medical Staffing's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Medical Staffing's revenues for its most recent fiscal year.  $6,734,564

Based on the closing sale price on March 16, 2005, the aggregate market value of
the  voting  common  stock  held  by   non-affiliates  of  Medical  Staffing  is
$4,507,081.

As of March 16, 2004, Medical Staffing had 136,578,226 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004


                                TABLE OF CONTENTS


PART I.........................................................................1
   FORWARD-LOOKING STATEMENTS..................................................1
   ITEM 1. DESCRIPTION OF BUSINESS.............................................1
   ITEM 2. DESCRIPTION OF PROPERTY.............................................5
   ITEM 3. LEGAL PROCEEDINGS...................................................5
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................5

PART II........................................................................6
   ITEM 5. MARKET FOR MEDICAL STAFFING SOLUTIONS, INC.'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.........................................6
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........8
   ITEM 7. FINANCIAL STATEMENTS...............................................15
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE...............................................15
   ITEM 8A. CONTROLS AND PROCEDURES...........................................15

PART III......................................................................16
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................16
   ITEM 10. EXECUTIVE COMPENSATION............................................17
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................19
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................20

PART IV.......................................................................21
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K............21
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................24

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains "forward-looking statements" relating to Medical Staffing Solutions, Inc. ("Medical Staffing" or the "Company") which represent Medical Staffing's current expectations or beliefs including, but not limited to, statements concerning Medical Staffing's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Medical Staffing to continue its growth strategy and competition, certain of which are beyond Medical Staffing's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Medical Staffing was a developmental stage business and generated no revenue from its inception, in June 2001, until it acquired its subsidiary, TeleScience International, Inc., ("TeleScience") in September 2003. Under the terms of the share exchange agreement, Medical Staffing acquired 100% of the stock of TeleScience, in exchange for 80% of the outstanding shares of Medical Staffing. Control of Medical Staffing was transferred to TeleScience and the current President and Chief Executive Officer of TeleScience has become the Chairman, President, and Chief Executive Officer of Medical Staffing.

         We have now become a small government contracting firm which provides, through its wholly-owned subsidiary, TeleScience, services such as long-term staffing of professionals to government clients in the medical and information technology areas and anticipates making sales of products in the medical and homeland security areas, also primarily to government clients.

BUSINESS STRATEGY AND SERVICES

         Medical Staffing's strategy is to provide an array of services to the government market, primarily in the areas of medical staffing, homeland security, and health care information technology.

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

State clients include California and Pennsylvania, where the Company places contract employees with the corrections or health and human services departments. We have experience and expertise in the successful completion of projects in the medical staffing and information technology areas, and this is where we are concentrating our marketing efforts. However, since September 2003, we also have formed business alliances with manufacturers and distributors of decontamination products to serve the homeland security needs of government agencies.

         Historically we have derived, and believe that in the immediate future we will derive, the greatest percentage of our total revenues from medical staffing. We are planning to expand this effort into the private health care area and hired a key employee in January 2004 for this purpose. We are also attempting to increase the percentage of revenue derived from the information technology and homeland security areas to provide diversity and stability to our business. For this reason, we have engaged consultants and entered into several strategic business alliances and are contemplating acquisitions of suitable small businesses.


MARKETING AND SALES

         We focus our sales and marketing efforts on the government sector. The majority of our revenues for 2004 were derived from contracts and projects with state and federal government agencies in the area of medical staffing.

         We market our solutions through our direct sales force, and alliances with several strategic partnerships in certain industries. The direct sales force is responsible for providing responsive, quality service and ensuring client satisfaction with our services. Our strategic partnerships and alliances provide the Company with additional access to potential clients.

COMPETITION

         The market for the medical staffing services that we provide is highly competitive, includes a large number of competitors, and is subject to change. This is offset by the increasing demand for medical professionals, especially nurses, so that we believe there will be continued growth in this area. However, due to the existing nursing shortage, we may require creative methods to attract new hires and we have a long-term plan in place for such recruiting.

         The market for the information technology services that we provide is also highly competitive, includes a large number of competitors, and is subject to rapid change. Our strategy for these operations are to market to existing customers, to take advantage of existing alliances, to develop niche markets, and to provide the custom solutions and flexibility that our small size allows.

         Our Federal Supply schedule contract with the federal government and our presence on the vendor lists in California and Pennsylvania, provides additional opportunities for the Company.

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

         Although our methodologies have never been subject to an infringement claim, there can be no assurance that third parties will not assert infringement claims against us in the future, that the assertion of such claims will not result in litigation, or that we would prevail in such litigation or be able to obtain the license for the use of any allegedly infringed intellectual property from a third party on commercially reasonable terms. Further, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from our operations.

         Although we are not aware of any basis upon which a third party could assert an infringement claim, any infringement claim or litigation against us could materially adversely affect our business, operating results and financial condition.

PERSONNEL

As of December 31, 2004, Medical Staffing had 103 full time employees and a total of 178 employees (full and part-time) working for the Company and located in twenty-one states and the District of Columbia. The Company also engaged three consultants. The principal (but not all) job categories are physicians
(2), registered nurses (RNs) (50), licensed vocational nurses or licenses practical nurses (LPNs) (30), dental assistants (26), certified nursing assistants (16), pharmacist technicians (10), and management (12). The principal (but not all) locations are California (62), Louisiana (30), Virginia (17), Pennsylvania (11), Oklahoma (7), and Nevada (6). (The numbers within parentheses in this paragraph refer to the number of employees in the category or location.) The Company also periodically employs additional consultants and additional temporary employees.

         We believe that our future success will depend in part on our continued ability to attract and retain highly skilled managerial, marketing, and support personnel. There can be no assurance that we will be able to continue to attract and retain personnel necessary for the development of its business. We generally do not have employment contracts with our key employees. However, we do have confidentiality and non-disclosure agreements with many of our key employees. None of our employees is subject to a collective bargaining agreement, except for those employees situated in Louisiana who elected to be represented by the Service Employees International Union. We believe that our relations with our employees are good.

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

MEDICAL STAFFING HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MAY CAUSE US TO CURTAIL OPERATIONS

         Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2004, we lost $2,111,663. Our accumulated deficit was $5,428,529 as at the end of December 31, 2004. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause the Company to curtail its operations.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FOR DECEMBER 31, 2004 AND DECEMBER 31, 2003, FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and December 31, 2003, which states that the financial statements raise doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve months with the cash currently on hand, anticipated from our operations and from the Standby Equity Distribution Agreement entered into by the Company with Cornell Capital Partners, LP ("Cornell Capital Partners") on March 11, 2004. Based on our current budget assessment, and excluding any acquisitions which may occur in 2005, we believe that we may need to obtain approximately $2 million in additional debt or equity capital from one or more sources to fund operations for the next twelve months. These funds are expected to be obtained from the sale of securities, including the sale of stock under the Standby Equity Distribution Agreement.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 31, 2004, WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE, OUR ABILITY TO CONTINUE OPERATIONS IS AT RISK

         We had a working capital deficit of $869,038 at December 31, 2004, which means that our current liabilities as of that date exceeded our current assets on December 31, 2004 by $869,038. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2004, were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future plans.

MEDICAL STAFFING MAY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS WHICH MAY NOT BE AVAILABLE WHICH COULD BE MATERIALLY HARMFUL TO OUR BUSINESS

         Unless Medical Staffing can become profitable with the existing sources of funds we have available, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. Financing, whether from external sources or related parties, may not be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK

         There has been a limited public market for our common stock and a more active trading market for our common stock may not develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Medical Staffing will have poor results in the future. The market for our stock may not be stable or appreciate over time. These factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

         Our success largely depends on the efforts and abilities of key executives, including B.B. Sahay, our Chairman, President, Acting Principal Financial Officer and Chief Executive Officer. The loss of the services of B.B. Sahay could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on B.B. Sahay. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements.

To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

ITEM 2. DESCRIPTION OF PROPERTY

         Our principal executive office is located at 8150 Leesburg Pike, Suite 1200, Vienna, Virginia. The space is subleased by the Company through August 2007. Through the end of 2004, the space consisted of approximately 4,687 square feet and was leased for approximately $7,616 per month. Our rent in 2004 for this office was approximately $91,392. Effective January 1, 2005, we increased the square footage of the space to a total of 8,504 square feet at the same rent per foot. The monthly rental for this space during 2005 will be approximately $13,819 per month.

         We also lease a branch office located at 2573 Greenwood Avenue, Morro Bay, California. We pay a portion of the rent, amounting to $575 per month. Our annual rent in 2004 for this branch office was approximately $6,900.

         We also lease a branch office in Suite 107, located at 2090 Linglestown Road, Harrisburg, Pennsylvania, for $225 per month. Our annual rent in 2004 for this branch office was approximately $2,625.

         We  believe  that  we can  obtain  additional  facilities  required  to accommodate our projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3. LEGAL PROCEEDINGS

         We are not currently involved in any material legal proceedings. However, in 2003, we thought we had settled a claim against the Company from an individual who was a former officer and investor. In satisfaction of that settlement, 2,655,678 restricted shares of Medical Staffing common stock were delivered to the individual in November of 2003. The individual subsequently decided to attempt to reject the share tender and demand a cash settlement. The Company believes its tender to have been sufficient and binding. The parties are engaged in legal proceedings to determine the issue and a trial date is presently set for November 2005. The Company has been advised by counsel that its position should prevail, however, a possibility exists that we could be unsuccessful in these proceedings. The individual is demanding a payment of $899,000 not including attorney's fees and collection costs.

         TeleScience was sued by Medsense LA, LLC for an outstanding balance owed for nursing services provided on behalf of TeleScience. The matter was fully settled by a payment of $30,000 and dismissed with prejudice in February 2005.

         The Company may become involved in litigation, from time to time, in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 9, 2004, a majority of Medical Staffing's stockholders voted by written consent to increase the number of authorized shares of common stock to 300 million shares and to increase the number of authorized shares of preferred stock to 30 million shares. The corresponding Certificate of Amendment was filed with the Secretary of State of Nevada on March 9, 2004.

                                     PART II

ITEM 5. MARKET FOR MEDICAL STAFFING SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Medical    Staffing's    common   stock   currently   trades   on   the
Over-The-Counter Bulletin Board under the trading symbol "MSSI".

         The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2003, as reported by the National Quotation Bureau. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                         BID PRICES
                                                   ----------------------
                                                   HIGH              LOW
                                                   -----            -----
               2003
               First Quarter                       $0.15            $0.10
               Second Quarter                      $0.10            $0.05
               Third Quarter                       $0.07            $0.07
               Fourth Quarter                      $1.70            $0.07

               2004
               First Quarter                       $0.27            $0.12
               Second Quarter                       0.38             0.08
               Third Quarter                        0.03             0.02
               Fourth Quarter                       0.10             0.03

         Medical Staffing presently is authorized to issue 300,000,000 shares of common stock with $0.001 par value. As of March 16, 2005, there were 134 holders of record of Medical Staffing's common stock and 136,578,226 shares issued and outstanding.

         Medical Staffing is authorized to issue 30,000,000 shares of $0.001 par value preferred stock, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred," may be issued by the Board of Directors with rights, designations, preferences and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance.

DIVIDENDS

         Medical Staffing has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, Medical Staffing's operations, its capital requirements, and its overall financial condition.

CHANGES IN SECURITIES

         Prior to the Share Exchange Agreement, B.B. Sahay owned 100% of the outstanding shares of TeleScience. Subsequent to the Share Exchange Agreement, Medical Staffing has issued the following unregistered securities.

         Immediately prior to the Share Exchange transaction, the Company had 10,499,333 shares of common stock. Upon the consummation of the Shares Exchange transaction, the Company canceled 9,953,333 of the outstanding shares and issued 2,200,000 shares of common stock to the holders of the common stock of TeleScience for 100% of the outstanding stock of TeleScience. On September 29, 2003, the Company approved a 14-for-1 stock dividend.

         On January 27, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares. The price of these shares ranged between $.10 and $.16 for a total value of $505,000.

         On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and purchased the remaining $350,000 of debentures on May 3, 2004. These debentures accrued interest at a rate of 5% per year and matured two years from the issuance date. The debentures were convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company had the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder would have received warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the year ended December 31, 2004, Cornell Capital Partners converted the entire $600,000 into 19,489,204 shares of common stock which included conversions of $16,678 in interest. Through March 16, 2005, the Company has made advances under the Standby Equity Distribution Agreement in the amount of $1,915,000, issuing 52,089,991 shares of common stock out of escrow. The proceeds obtained in 2005 were also used to repay the promissory notes described below.

         On March 11, 2004, Medical Staffing entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, Medical Staffing may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Medical Staffing entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Medical Staffing paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004. Through December 31, 2004, the Company has drawn $950,000 under the Standby Equity Distribution Agreement issuing 26,058,065 shares of common stock.

         The Company issued 2,416,667 shares of common stock for $75,017 in the first quarter of 2004 to investors and employees.

         The Company has issued 2,625,107 shares of common stock for cash of $73,206 in the second quarter of 2004 to investors and employees.

         On December 30, 2004, the Company, pursuant to a board resolution, converted a $850,920 loan payable to the Company's President and Chief Executive Officer, B.B. Sahay into 17,048,400 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GOING CONCERN

         As reflected in Medical Staffing's financial statements for the twelve months ended December 31, 2004, Medical Staffing's accumulated deficit of $5,428,529 and its working capital deficiency of $869,038 raise doubt about its ability to continue as a going concern. The ability of Medical Staffing to continue as a going concern is dependent on Medical Staffing's ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for December 31, 2004 do not include any adjustments that might be necessary if Medical Staffing is unable to continue as a going concern.

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

ACCOUNTING FOR INCOME TAXES

         We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts, and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any deferred tax asset has been reserved by the Company with an offsetting valuation allowance adjustment.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004, COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

         Revenues. Revenues for the year ended December 31, 2004, were approximately $6.7 million, a decrease of $1.7 million, as compared to revenues of approximately $8.4 million for the year ended December 31, 2003. The 20% decrease in revenues in 2004 was primarily attributable to the awarding of a lower percentage of government contracts for the providing of services in the nursing industry to government facilities below the 2003 contracts that were still ongoing in 2004. We anticipate revenues to grow by approximately $10 million in the fiscal year ending 2005 as a result of new contract proposals presently in the bidding process and pending acquisitions.

         Cost of Sales. Cost of sales for the year ended December 31, 2004, was approximately $5.0 million, or 75% of revenues, as compared to approximately $5.9 million, or 70% of revenues, for the year ended December 31, 2003. The $0.9 million decrease in cost of sales for the year ended December 31, 2004, was primarily attributable to the Company's reduced number of contracts and the increased labor associated with fulfilling the contracts.

         Gross profit. Gross profit for the year ended December 31, 2004, was approximately $1.7 million, or 25% of revenues, a decrease of $0.8 million, as compared to gross profit of approximately $2.5 million, or 30% of revenues, for the year ended December 31, 2003. Gross profit was reduced due to lower revenues, increases in wages per hour and other contract related expenses which were not passed through to the customer under the contracts.

         Operating expenses. Operating expenses for the year ended December 31, 2004, were approximately $3.5 million, or 52% of revenues, as compared to approximately $2.7 million, or 32% of revenues, for the year ended December 31, 2003. The $0.8 million increase in operating expenses in 2004 was primarily attributable to professional fees associated with the filings of the required public reports including the registration statement and annual report and increased cost of administrative payroll, benefits and overhead costs, an increase in general and administrative expenses and an increase in depreciation and amortization.

         Other income (expense). Net other expense for the year ended December 31, 2004, was approximately ($0.3) million, an increase of $0.2 million, as compared to approximately ($0.1) million for the year ended December 31, 2003. The increase in net other expense in 2004 was due to interest expense increase and a charge for amortization of discount of conversions.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

         On October 3, 2001, the FASB issued SFAS Number No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

         In June 2003, the FASB issued SFAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

         In December 2002, the FASB issued SFAS Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

         Medical Staffing's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Medical Staffing incurred a net loss of $2,111,663 and $293,624 for the years ended December 31, 2004 and December 31, 2003, respectively, and has an accumulated deficit of $5,428,529 and $3,316,866 for the years ended December 31, 2004 and December 31, 2003, respectively. Management recognizes that Medical Staffing must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities, including obtaining advances under the Standby Equity Distribution Agreement. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Medical Staffing will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

         At present, Medical Staffing is meeting its current obligations from its monthly cash flows, which during 2003 and 2004 has included cash from operations, investor capital, and loans from related parties and from other lenders. Due to insufficient cash generated from operations, Medical Staffing currently does not have internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Medical Staffing is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed Medical Staffing to meet its obligations in the recent past, Medical Staffing's present methods of generating cash flow may not be sufficient to meet future obligations.
Historically, Medical Staffing has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that Medical Staffing will be able to raise additional capital in this manner.

         Cash used in operating activities was $2,431,986 for the year ended December 31, 2004, compared to $485,378 for year ended December 31, 2003. The increase in cash used was due primarily to the increased loss from operations of $1,601,742 and decrease in accounts payable and accrued expenses of $431,635.

         Cash provided by investing activities was $7,231 for the year ended December 31, 2004 compared to cash used in investing activities of $86,789 for the year ended December 31, 2003. This increase in cash was principally due to a reduction in Medical Staffing's capital expenditures to $12,435 and an increase in amounts due to related parties of $19,666.

         Cash provided by financing activities was $2,376,035 for the year ended December 31, 2004 compared to $638,833 for the year ended December 31, 2003. This increase was mainly due to the funding through the convertible debentures and promissory notes.

         Medical Staffing has incurred losses since inception. Management believes that it will require approximately $2 million in additional capital to fund overall Company operations for the next twelve months.

         In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company and receives payment directly on the outstanding receivables, with the remaining balance remitted to the Company. The outstanding balance at December 31, 2004 was $1,069,584. The balance is reflected net of a 10% reserve that the factor has established and which is adjusted on each funding.

         Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding at December 31, 2004.

         In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and bore interest at 7% thereafter. The note was fully paid in 2004.

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

         On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. On May 3, 2004, Cornell Capital Partners purchased the remaining $350,000 of debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. None of the debentures has been converted to date. During the year ended December 31, 2004, Cornell Capital Partners converted the entire $600,000 into 19,489,204 shares of common stock which included conversions of $16,678 in interest and the Company recognized $108,760 of amortization of discount on the debenture conversions.

         On 2004, Medical Staffing entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, Medical Staffing may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Medical Staffing entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Medical Staffing paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004.

         Medical Staffing has drawn down $950,000 under the Standby Equity Distribution Agreement, issuing 26,058,065 shares of common stock through December 31, 2004. The $950,000 was used to repay the promissory notes issued to Cornell Capital Partners, described below. Through March 16, 2005, the Company has made advances under the Standby Equity Distribution Agreement in the amount of $1,915,000, issuing 52,089,991 shares of common stock out of escrow. The proceeds obtained in 2005 were also used to repay the promissory notes described below.

         On June 11, 2004, the Company received $1,000,000 in return for a promissory note to Cornell Capital Partners. As of December 31, 2004, $200,000 remained outstanding. As of March 16, 2005 the note has been fully paid.

         On October 18, 2004, the Company received $315,000 in return for a promissory note to Cornell Capital Partners. As of December 31, 2004, $165,000 remained outstanding. As of March 16, 2005 the note has been fully paid.

         Medical Staffing issued 35,000,000 shares of common stock to the escrow agent as collateral under these promissory notes. As of December 31, 2004, the Company used $950,000 of proceeds from the Standby Equity Distribution Agreement to repay part of the notes. As of December 31, 2004, the balance outstanding under these notes is $365,000. As of March 16, 2005, these notes have been fully repaid.

         Subsequent to the period covered by this report, on January 5, 2005, Medical Staffing entered into a third promissory note with Cornell Capital Partners for $2,000,000 and placed an additional 40,000,000 shares of its common stock into escrow under this agreement. The principal balance of this promissory note as of March 16, 2005 is $1,600,000.

         Through December 31, 2004, the Company has drawn $950,000 under the Standby Equity Distribution Agreement issuing 26,058,065 shares of common stock. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital Partners on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital Partners on October 18, 2004. Through March 16, 2005, the Company has made advances under the Standby Equity

Distribution Agreement in the amount of $1,915,000, issuing 52,089,991 shares of common stock out of escrow. As set forth above, these proceeds were used to repay a portion of the promissory notes held by Cornell Capital Partners

         From time to time, Medical Staffing may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Currently, Medical Staffing has entered into non-binding letters of intent to acquire certain assets of A&T Systems, Inc., Staff Relief, Inc. and Nurses PRN, LLC. Medical Staffing's future capital requirements will depend on many factors, such as the success of our operations, economic conditions and other factors including the results of future operations. If Medical Staffing is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that Medical Staffing will be required to cease operations.

PLAN OF OPERATION

         Medical Staffing, through its TeleScience subsidiary, will continue to provide:

        o        medical staffing services,
        o        information technology and telecommunications services, and
        o        homeland security products and services.

         TeleScience provides two categories of services:

        o        Medical Systems, and
        o        Technology.

         The Medical Systems operation specializes in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. In 2005, we will be expanding to provide long-term staffing of nurses (RNs and LPNs) to private hospitals in the tri-state area (Virginia, Maryland and Washington D.C.), as well as parts of Pennsylvania. The Company is planning to do this through acquisitions in the private healthcare field.

         The Technology operation specializes in long-term professional consulting and staffing of experienced and qualified information technology (IT) personnel in the government and private sectors. We provide systems integration and information technology services. We also serve homeland security efforts with emergency equipment, decontamination products, vehicles, and supplies within the federal government, particularly the Department of Defense and the Veteran's Administration.

         In May 2002, Medical Staffing was awarded a three-year, $2.6 million contract with the Department of Health and Human Services to provide nursing staff to the U.S. Public Health Service in support of the National Hansen's Disease Programs based in Louisiana. This is the second such contract awarded by Medical Staffing. This contract expires in May 2005 and the Company intends to participate in the re-competition of the contract.

         In October 2003, Medical Staffing extended its agreement with the California State Department of Corrections for Contract Nursing Staff. This agreement has an annual estimated value of $2.5 million dollars.

         In September 2004, Medical Staffing signed new master contracts with the California State Department of Corrections for Contract Nursing Staff. These contracts, multiple award vendor, have estimated ceiling values of $50 million and $6.1 million respectively and are effective for three years starting October 1, 2004. These contracts allow the Company to compete for this amount of business. The Company has not made any sales pursuant to the contracts.

         During 2004, Medical Staffing was awarded an extension of contracts for medical services that Medical Staffing holds on a number of Air Force Bases.

MANAGEMENT STRATEGY

         Medical Staffing's management has taken several initiatives to grow and expand its current businesses of medical and technology services and to develop and market its homeland security business.

MANAGEMENT'S STRATEGIC PLAN FOR FUTURE GROWTH & EXPANSION.

         The Management's strategic plan for future growth and expansion is fourfold: 1) expand its medical services into the private sector; 2) enhance recruitment; 3) develop a homeland security marketing plan; and 4) acquire suitable companies.

         Expansion of Medical Services into the Private Sector. In January 2004, the Company hired a seasoned executive to direct the Company's expansion of its medical services into the private health care sector. This expansion will provide long-term part-time staffing of registered nurses and licensed professional nurses to private health care facilities in the tri-state area (Virginia, Maryland and Washington, D.C.), as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers.

         Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional level staff for medical contracts. This plan is geared toward expanding the business of Medical Staffing's most active services, the Medical Systems operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving towards entering into similar staffing arrangements with its private sector clients. The long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially registered nurses in the United States.

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

         Domestic Recruiting of Health Care Professionals. Medical Staffing has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. Medical Staffing is in the process of establishing a national recruiting center in Vienna, Virginia, upon completion of its pending acquisition of Nurses PRN, LLC ("Nurses PRN"), for the recruitment of health care professionals to meet such needs on a regular basis, as well as its future contract requirements on a proactive basis. However, the pending acquisition of Nurse PRN may not close. Currently, the Company uses newspaper and internet media extensively for this purpose. Medical Staffing's website was updated in 2004 to attract these professionals to apply for jobs directly for open or future upcoming positions.

         Acquisition of Suitable Companies. On December 1, 2004, Medical Staffing entered into a non-binding letter of intent with Nurses PRN and the shareholders of Nurses PRN. Pursuant to the letter of intent and upon the consummation of a definitive agreement, Nurses PRN was to become a 100% wholly-owned subsidiary of the Company. However, this transaction has now been restructured as an asset purchase transaction. On December 30, 2004, Medical Staffing entered into a non-binding letter of intent with A&T Systems, Inc.
("A&T"). Pursuant to the letter of intent and upon the consummation of a definitive agreement, the Company will acquire certain assets of A&T. There can be no assurance that a definitive agreement will be entered into with A&T or Nurses PRN.

DEVELOP A HOMELAND SECURITY MARKETING PLAN.

         Medical Staffing views this market sector as an opportunity for rapid growth. The Company has invested significant resources to build an infrastructure and to generate an initial presence in this sector. During the first quarter of 2004, Medical Staffing formed a strategic alliance with Mobile Healthcare Solutions, a provider of deployable, mobile medical treatment facilities. The two companies intend to partner for joint bidding on select projects in homeland security arenas that fit their combined expertise. Medical Staffing's initial marketing plan in the homeland security arena is to utilize the power and expertise of its alliances to market its decontamination products. This marketing plan further extends marketing of emergency equipment, decontamination products, vehicles, and personal protective equipment to federal, state, and local governments. The Company was named as one of the participants in a $1,000,000,000 IDIQ (or indefinite delivery indefinite quantity) contract in the homeland security area with the state of Pennsylvania, and this contract has recently been renewed for another year, through June 30, 2006. The Company has not yet made any sales pursuant to these contracts.

ITEM 7. FINANCIAL STATEMENTS

         The consolidated  financial  statements of Medical Staffing required by
Item 310(a) of Regulation S-B are attached to this report.  Reference is made to
Item 13 below for an index to the financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.


ITEM 8A. CONTROLS AND PROCEDURES


(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer (one person) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-KSB.


(B)      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The directors and executive officers of Medical Staffing, their age, positions in Medical Staffing, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME OF DIRECTOR/
EXECUTIVE OFFICER      AGE   POSITION                           PERIOD SERVED
-------------------   ----   -------------------------------    --------------------------
Brajnandan B. Sahay    60    Chairman of the Board of           September 25, 2003 to Date
                             Directors, President, Chief
                             Executive Officer and Principal
                             Financial Officer

L. Carl Jacobsen       62    Vice President - Human Resources   September 25, 2003 to Date
                             and Administration

         Since B.B. Sahay is the sole director of Medical Staffing, there are no family relationships between or among the directors, executive officers or any other person. B.B. Sahay is not a director of any company that files reports with the SEC, nor has he been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending B.B. Sahay from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

         Medical Staffing's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Medical Staffing's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

         Medical Staffing does not currently have an audit committee, and the Board of Directors serves this function. Further, the Board does not have a financial expert, as defined by Regulation S-B Item 401. Medical Staffing has not been able to attract a financial expert to serve on its Board of Directors since the date of the share exchange transaction due to the lack of necessary capital. Medical Staffing intends to seek a candidate to serve in this role.

BRAJNANDAN B. SAHAY

         Brajnandan B. Sahay earned his doctorate in 1973 in Control Systems, Science, and Engineering from Washington University (St. Louis, Missouri). Dr. Sahay founded TeleScience in 1987, which began operations in 1992. Prior to 1992, Dr. Sahay held various engineering, management and advisory positions with Contel, IBM Satellite Business Systems, MCI, and MITRE Corporation. Since 1992, he has been with TeleScience, as chairman and chief executive officer. On September 25, 2003, he became Chairman of the Board, President and Chief Executive Officer of Medical Staffing.

L. CARL JACOBSEN

         L. Carl Jacobsen earned his JD degree from Antioch School of Law and PhD in linguistics from UCLA. He joined TeleScience in 1993 and has served the Company by drafting or reviewing its contracts and overseeing its legal matters. On September 25, 2003, Mr. Jacobsen became the Vice President of Human Resources and Administration for Medical Staffing. He is presently responsible for the personnel, insurance, and administrative areas of the Company's operations and serves as an advisor to the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules there under require Medical Staffing's officers and directors, and persons who beneficially own more than ten percent of a registered class of Medical Staffing's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Medical Staffing with copies.

         Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Medical Staffing believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

CODE OF ETHICS

         On March 29, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal year ended December 31, 2004, 2003, and 2002, certain information regarding the compensation earned by Medical Staffing's Chief Executive Officer and each of Medical Staffing's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2004 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to Medical Staffing and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                      ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
      NAME AND                                              OTHER           RESTRICTED       UNDERLYING         OTHER
 PRINCIPAL POSITION     YEAR      SALARY     BONUS      COMPENSATION       STOCK AWARDS       OPTIONS        COMPENSATION
--------------------   ------   -----------  -------    ------------       ------------      ----------      ------------
Brajnandan B. Sahay     2004    $185,836(1)       --         --                 --              --                --
                        2003    $159,984          --         --                 --              --                --
                        2002    $149,083     $45,582         --                 --              --                --

---------
(1) $28,920 of this amount has been deferred.

OPTION GRANTS

         The Company has no outstanding options. However, pursuant to the Company's Employment Agreement with Brajnandan B. Sahay, the Company is obligated to grant 3,000,000 options to purchase common stock of the Company to Brajnandan B. Sahay. Upon the adoption of a stock option plan, the Company will issue these options to Brajnandan B. Sahay.

COMPENSATION OF DIRECTORS

         Medical   Staffing  did  not  issue  any  shares  of  common  stock  as compensation to any director in 2004.

EMPLOYMENT AGREEMENTS

         As of December 31, 2004, he Company did not have any existing employment agreements. On January 1, 2005, the Company and Brajnandan B. Sahay entered into a five-year employment agreement, with an option to renew for additional one-year period. Pursuant to the Employment Agreement, Brajnandan B. Sahay will serve as Medical Staffing's President and Chief Executive Officer or other executive officer of the Company. B.B. Sahay will receive $250,000 per year, four weeks paid vacation, a car allowance and will be reimbursed for business expenses. B.B. Sahay will receive additional consideration of 3,000,000 options to purchase common stock of the Company for the fiscal year 2005 at an exercise price of $0.06 per share. For each year after 2005 and during the term of the Employment Agreement, B.B. Sahay shall be entitled to receive 3,000,000 options to purchase common stock of the Company at an exercise price equal to the average of the closing price of the Company's common stock for the 10 days immediately preceding June 30 of the applicable year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The table below sets forth information with respect of the beneficial ownership as of March 16, 2005 for any person who is known to Medical Staffing to be the beneficial owner of more than 5% of Medical Staffing's common stock.

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                NAME AND ADDRESS               AMOUNT AND NATURE OF        PERCENTAGE
 TITLE OF CLASS                OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP       OF CLASS (1)

Common            B. B. Sahay                                        47,362,722               34.68%
                  8150 Leesburg Pike, Suite 1200
                  Vienna, Virginia 22182

TOTAL                                                                47,362,722               34.68%

                        SECURITY OWNERSHIP OF MANAGEMENT

                                NAME AND ADDRESS               AMOUNT AND NATURE OF        PERCENTAGE
TITLE OF CLASS                OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP       OF CLASS (1)

Common           B. B. Sahay                                           47,362,722               34.68%
                 Chairman, President, Acting Principal
                 Financial Officer and Chief Executive Officer
                 8150 Leesburg Pike, Suite 1200
                 Vienna, Virginia 22182

Common           L. Carl Jacobsen                                         40,000                    *
                 Vice President - Human Resources &
                 Administration
                 8150 Leesburg Pike, Suite 1200
                 Vienna, Virginia 22182

Common           Reeba Magulick                                          442,822                    *
                 Assistant Vice President
                 8150 Leesburg Pike, Suite 1200
                 Vienna, Virginia 22182

                 ALL OFFICERS AND DIRECTORS
                 AS A GROUP (1 PERSON)                                47,845,544               35.03%

------------
*        Less than 1%

(1) Applicable percentage of ownership is based on 136,578,226 shares of common stock outstanding as of March 16, 2005 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 16, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The Company adopted a 2004 Stock Plan in January 2004, authorizing 4,000,000 shares under the plan. On each of January 22, 2004 and February 18, 2004, the Company issued 2,000,000 shares under the plan to certain employees and consultants of the Company. On January 15, 2004, the Company filed a Form S-8 registering all 4,000,000 shares under the Plan.

         The Company currently has no outstanding employee option plans. However, pursuant to the Company's Employment Agreement with Brajnandan B. Sahay, the Company is obligated to grant 3,000,000 options to purchase common stock of the Company to Brajnandan B. Sahay. Upon the adoption of a stock option plan, the Company will issue these options to Brajnandan B. Sahay.

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

                                                                                NUMBER OF
                                                                                SECURITIES
                                                                                REMAINING
                                                                              AVAILABLE FOR
                                             NUMBER OF                       FUTURE ISSUANCE
                                           SECURITIES TO                       UNDER EQUITY
                                          BE ISSUED UPON   WEIGHTED-AVERAGE    COMPENSATION
                                            EXERCISE OF     EXERCISE PRICE        PLANS
                                            OUTSTANDING     OF OUTSTANDING      (EXCLUDING
                                             OPTIONS,          OPTIONS,         SECURITIES
                                           WARRANTS AND      WARRANTS AND      REFLECTED IN
                                              RIGHTS            RIGHTS         COLUMN (A))
                                                (a)              (b)               (c)
                                          ---------------  ----------------  ---------------
Equity compensation plans approved
  by security holders                            0              $ --                 0
Equity compensation plans not approved
  by security holders                            0              $ --                 0
                                             ------          --------            ------
TOTAL                                            0              $ --                 0
                                             ======          ========            ======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two (2) years, Medical Staffing has not entered into a transaction with a value in excess of $60,000 with a director, officer, or beneficial owner of 5% or more of Medical Staffing's common stock, except as disclosed in the following paragraphs.

         The  Company  has  outstanding  at  December  31,  2004,   $105,333  of
non-interest bearing note payable to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the consolidated balance sheet as current liabilities.

         The Company has also advanced related parties certain amounts, mostly in the form of non-executive employee advances. The balance at December 31, 2004, was $10,341. These amounts are anticipated to be repaid within the next year and have been classified as current assets on the consolidated balance sheet.

         The Company had advances from an officer of the Company to help fund operations in the amount of $71,379 at December 31, 2002. The officer had not been charging interest, and the amounts were classified as current liabilities as they were due on demand. These amounts were repaid by the Company in 2003.

         The Company was party to a claim pursuant to which an individual was seeking damages under an agreement the Company entered into in 2002. The Company eventually settled this claim, and consequently recorded a liability for the settled amount of $1,092,156, which included attorney's fees. The payout of this settlement was to be over forty-two months in semi-monthly installments of $12,500 commencing February 2003. The settlement accrued interest at 12% upon any default of the agreement. As part of this agreement the individual can seek no further damages against the Company. The Company had paid $216,236 of this amount, as of October 2003 and in November 2003, by means of a private stock transaction, the President of the Company, signed over personal shares of Medical Staffing, stock in consideration for the remaining liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. The Company made additional payments of $25,000 in 2004 then converted $850,920 into 17,048,400 shares of stock pursuant to a board resolution on December 30, 2004.

         Medical Staffing did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2004 or 2003.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         See Index to Consolidated Financial Statements attached, which are filed as part of this report.

         (b)      REPORTS ON FORM 8-K:

         During the fourth quarter of 2004, Medical Staffing filed the following Current Reports on Form 8-K:

         On December 6, 2004, Medical Staffing filed a Form 8-K concerning the entering into a non-binding letter of intent on December 1, 2004 and the termination of another letter of intent.

         (c)      EXHIBITS:

--------------------------------------------------------------------------------------------------------------------------
EXHIBIT
NO.
--------------------------------------------------------------------------------------------------------------------------
2.1             Articles of Incorporation, as amended               Incorporated by reference to Exhibit 3(a) to the
                                                                    Company's Registration Statement on Form SB-2 as filed
                                                                    with the United States Securities and Exchange
                                                                    Commission on October 9, 2001

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

3.2             Certificate of Amendment to Articles of             Incorporated by reference to Exhibit 3 to the
                Incorporation                                       Company's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on March 27, 2003

3.3             Certificate of Amendment to Articles of             Incorporated by reference to Exhibit 3 to the
                Incorporation                                       Company's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

--------------------------------------------------------------------------------------------------------------------------
EXHIBIT
NO.
--------------------------------------------------------------------------------------------------------------------------
10.4            Memorandum of Understanding by and between          Incorporated by reference to Exhibit 10.4 to the
                Telescience International, Inc. and Chesapeake      Company's Annual Report on Form 10-KSB as filed with
                Government Technologies, Inc.                       the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

10.6            Standby Equity Distribution Agreement dated         Incorporated by reference to Exhibit 10.6 to the
                March 11, 2004 between Medical Staffing and         Company's Annual Report on Form 10-KSB as filed with
                Cornell Capital Partners, LP                        the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.7            Registration Rights Agreement dated March 11,       Incorporated by reference to Exhibit 10.7 to the
                2004 between Medical Staffing and Cornell Capital   Company's Annual Report on Form 10-KSB as filed with
                Partners, LP                                        the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.8            Escrow Agreement dated March 11, 2004 among         Incorporated by reference to Exhibit 10.8 to the
                Medical Staffing, Cornell Capital Partners, LP      Company's Annual Report on Form 10-KSB as filed with
                and Butler Gonzalez                                 the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

10.11           $250,000 Convertible Debenture dated March 11,      Incorporated by reference to Exhibit 10.11 to the
                2004 between Medical Staffing and Cornell Capital   Company's Annual Report on Form 10-KSB as filed with
                Partners, LP                                        the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.12           Investor Registration Rights Agreement dated        Incorporated by reference to Exhibit 10.12 to the
                March 11, 2004 between Medical Staffing and the     Company's Annual Report on Form 10-KSB as filed with
                Investors                                           the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.13           Placement Agent Agreement dated March 11, 2004      Incorporated by reference to Exhibit 10.13 to the
                among Medical Staffing, Newbridge Securities        Company's Annual Report on Form 10-KSB as filed with
                Corporation and Cornell Partners, LP                the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

--------------------------------------------------------------------------------------------------------------------------
EXHIBIT
NO.
--------------------------------------------------------------------------------------------------------------------------
10.15           Memorandum of Understanding dated February 23,      Incorporated by reference to Exhibit 10.15 to the
                2004, to Mobile Healthcare Solutions, Inc. from     Company's Annual Report on Form 10-KSB as filed with
                Telescience International, Inc.                     the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.16           Master Contract dated April 1, 2004, by and         Incorporated by reference to Exhibit 10.17 to the
                between Telescience International, Inc. and         Company's Annual Report on Form 10-KSB as filed with
                State of California Department of Corrections       the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.17           Memorandum dated March 26, 2003 regarding Branch    Incorporated by reference to Exhibit 10.20 to the
                Office Location                                     Company's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.18           $1,000,000 Promissory Note issued to Cornell        Provided herewith
                Capital Partners, LP by Medical Staffing on June
                8, 2004

10.19           $315,000 Promissory Note issued to Cornell          Provided herewith
                Capital Partners, LP by Medical Staffing on
                October 6, 2004

10.20           $2,000,0000 Promissory Note issued to Cornell       Provided herewith
                Capital Partners, LP by Medical Staffing on
                January 6, 2005

10.21           Employment Agreement between Medical Staffing and   Provided herewith
                Brajnandan B. Sahay dated January 1, 2005

10.22           Contract dated December 6, 2004, by and between     Provided herewith
                Telescience International, Inc. and State of
                California Department of Corrections

10.23           Master Contract dated December 19, 2004, by and     Provided herewith
                between Telescience International, Inc. and State
                of California Department of Corrections

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

23.1            Consent of Bagell, Josephs & Company, L.L.C.        Provided herewith

31.1            Certification by Chief Executive                    Provided herewith
                Officer/Principal Financial Officer pursuant to
                15 U.S.C. Section 7241, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------------------------------------------------
EXHIBIT
NO.
--------------------------------------------------------------------------------------------------------------------------
32.1            Certification by Chief Executive Officer and        Provided herewith
                Principal Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (1) AUDIT FEES. The Company paid Bagell, Josephs & Company, L.L.C. audit fees of $17,000 for the audit of fiscal year 2004 and audit fees of $17,000 for the audit of fiscal year 2003.

         (2) AUDIT - RELATED FEES. The Company has paid Bagell, Josephs & Company, L.L.C. audit related fees of $10,500 in 2003 for quarterly statement review, bookkeeping and other accounting services. The Company has paid $2,500 in 2003 for quarterly statement review.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized March 31, 2005.

March 31, 2005                    MEDICAL STAFFING SOLUTIONS, INC.

                                  By: /s/ Brajnandan B. Sahay
                                      -----------------------
                                      Brajnandan B. Sahay,
                                      President, Chief Executive Officer, Acting
                                      Principal Financial Officer and Director

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                        PAGE(S)

Report of Independent Registered Public Accounting Firm                   1

Balance Sheets as of December 31, 2004 and 2003                           2

Statements of Operations for the Years Ended
   December 31, 2004 and 2003                                             3

Statements of Changes in Stockholders' (Deficit) for the
   Years Ended December 31, 2004 and 2003                                 4

Statements of Cash Flows for the Years Ended
   December 31, 2004 and 2003                                             5

Notes to Consolidated Financial Statements                              6-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders' of
Medical Staffing Solutions, Inc. and Subsidiary
Vienna, VA

We have audited the accompanying consolidated balance sheets of Medical Staffing Solutions, Inc. and Subsidiary (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Staffing Solutions, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of its statements of operations, changes in stockholders' (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

February 25, 2005

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                                      2004            2003
                                                                                   -----------    -----------
                                      ASSETS
Current Assets:
  Cash and cash equivalents                                                        $    28,348    $    77,068
  Accounts receivable, net of allowance for doubtful accounts of $36,642
    and $55,070 in 2004 and 2003, respectively                                       1,477,837      1,423,719
  Due from related parties                                                              10,341         30,007
  Prepaid expenses                                                                      53,110         54,976
                                                                                   -----------    -----------

    Total Current Assets                                                             1,569,636      1,585,770
                                                                                   -----------    -----------

  Fixed assets, net of depreciation                                                     60,689         70,605
  Loan commitment fees                                                                  65,625             --
  Deposits                                                                              52,643         27,643
                                                                                   -----------    -----------

TOTAL ASSETS                                                                       $ 1,748,593    $ 1,684,018
                                                                                   ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - current portion                                                   $ 1,069,584    $ 1,032,106
  Promissory note payable/Standby Equity Distribution Agreement                        365,000             --
  Due to related parties                                                               105,333        130,000
  Accounts payable and accrued expenses                                                833,757      1,265,392
  Loan payable - officer / Litigation settlement payable                                65,000        875,920
                                                                                   -----------    -----------

      Total Current Liabilities                                                      2,438,674      3,303,418
                                                                                   -----------    -----------

Note payable, net of current portion                                                        --        220,000
                                                                                   -----------    -----------

      TOTAL LIABILITIES                                                              2,438,674      3,523,418
                                                                                   -----------    -----------

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 and 5,000,000 shares authorized
      0 shares issued and outstanding at December 31, 2004 and 2003                         --             --
  Common Stock,  $.001 Par Value;  300,000,000 and 50,000,000  shares authorized
      122,509,383 and 41,200,005 shares issued,  8,941,935 and 0 held in escrow,
      and
      113,567,448 and 41,200,005 outstanding at December 31, 2004 and 2003             122,509         41,200
  Additional Paid-in Capital                                                         4,615,939      1,436,266
  Deficit                                                                           (5,428,529)    (3,316,866)
                                                                                   -----------    -----------

      TOTAL STOCKHOLDERS' (DEFICIT)                                                   (690,081)    (1,839,400)
                                                                                   -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                      $ 1,748,593    $ 1,684,018
                                                                                   ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004            2003
                                                   ------------    ------------

OPERATING REVENUES
  Revenue                                          $  6,734,564    $  8,385,675

COST OF SALES                                         5,018,601       5,886,077
                                                   ------------    ------------

GROSS PROFIT                                          1,715,963       2,499,598
                                                   ------------    ------------

OPERATING EXPENSES
   Administrative commissions and payroll             2,046,954       1,700,120
   General and administrative expenses                1,371,377         946,401
   Depreciation and amortization                         61,726          15,429
                                                   ------------    ------------
       TOTAL OPERATING EXPENSES                       3,480,057       2,661,950
                                                   ------------    ------------

INCOME (LOSS) BEFORE OTHER (EXPENSES)                (1,764,094)       (162,352)

OTHER INCOME (EXPENSES)
   Amortization of discount on conversions             (108,760)             --
   Interest income                                        1,450           6,526
   Interest expense                                    (240,259)       (137,798)
                                                   ------------    ------------
       TOTAL OTHER INCOME (EXPENSES)                   (347,569)       (131,272)
                                                   ------------    ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         $ (2,111,663)   $   (293,624)
PROVISION FOR INCOME TAXES                                   --              --
                                                   ------------    ------------

NET LOSS APPLICABLE TO COMMON SHARES               $ (2,111,663)   $   (293,624)
                                                   ============    ============

NET LOSS PER BASIC AND DILUTED SHARES              $   (0.03320)   $   (0.00713)
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               63,610,459      41,200,000
                                                   ============    ============

        The accompanying notes are an integral part of the consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                              ADDITIONAL
                                                      COMMON STOCK             PAID-IN    SUBSCRIPTION
DESCRIPTION                                       SHARES        AMOUNT          CAPITAL     RECEIVABLE     DEFICIT        TOTAL
-----------                                   ------------    ---------    -----------    ----------    -----------    -----------
Balance, December 31, 2002                      10,499,333    $  10,500    $    34,500    $   (8,729)   $   (33,604)   $     2,667
Reverse merger with TeleScience International    2,200,000        2,200      1,165,412         8,729     (2,989,638)    (1,813,297)
Cancellation of shares due to reverse merger    (9,953,333)      (9,954)         9,954            --             --             --
14 to 1 stock split                             38,454,005       38,454        (36,000)           --             --          2,454
Contribution of capital                                 --           --        262,400            --             --        262,400
Net loss for the year                                   --           --             --            --       (293,624)      (293,624)
                                              ------------------------------------------------------------------------ -----------

Balance, December 31, 2003                      41,200,005       41,200      1,436,266            --     (3,316,866)    (1,839,400)
Shares issued for cash                           9,041,774        9,042        619,182            --             --        628,224
Shares issued for services                          10,000           10          1,390            --             --          1,400
Shares issued for loan commitment fee              750,000          750        104,250            --             --        105,000
Shares issued for conversion of debentures      19,489,204       19,489        705,949            --             --        725,438
Shares issued in escrow under SEDA              35,000,000       35,000        915,000            --             --        950,000
Shares issued in conversion of loan payable -
   officer                                      17,018,400       17,018        833,902            --             --        850,920
Net loss for the year                                   --           --             --            --     (2,111,663)    (2,111,663)
                                              ------------------------------------------------------------------------ -----------
                                               122,509,383    $ 122,509    $ 4,615,939    $       --    $(5,428,529)   $  (690,081)
                                              ====================================================================================

        The accompanying notes are an integral part of the consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                          2004              2003
                                                                       -----------    -----------
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                            $(2,111,663)   $  (293,624)
                                                                       -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                                          61,726         15,429
     Amortization of discount on conversions                               108,760             --
     Conversion of interest on convertible debentures                       16,678             --
     Common stock issued for services                                        1,400             --
     Allowance for doubtful accounts                                       (18,428)        55,070
  CHANGES IN ASSETS AND LIABILITIES
     (Increase) in accounts receivable                                     (35,690)      (242,996)
     (Increase) decrease in prepaid expenses                                 1,866        (33,152)
     (Increase) in deposits                                                (25,000)       (16,233)
     Increase (decrease) in accounts payable and
       and accrued expenses                                               (431,635)        30,128
                                                                       -----------    -----------
     Total adjustments                                                    (320,323)      (191,754)
                                                                       -----------    -----------

     NET CASH (USED IN) OPERATING ACTIVITIES                            (2,431,986)      (485,378)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                    (12,435)       (56,782)
   (Decrease) in amounts due related parties                                19,666        (30,007)
                                                                       -----------    -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    7,231        (86,789)
                                                                       -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITES
   Capital contributions/common stock issuance for cash
       and subscriptions receivable                                        628,224        496,100
    Proceeds from convertible debentures                                   600,000             --
    Proceeds from standby equity distribution agreement /
      promissory note, net of repayments                                 1,315,000             --
   Increase (decrease) in amounts due related parties, net                 (24,667)       (71,379)
    Net proceeds (payments) from loan payable - officer / litigation
       settlement payable                                                   40,000       (216,236)
    Net proceeds (payments) of notes payable                              (182,522)       430,348
                                                                       -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                         2,376,035        638,833
                                                                       -----------    -----------
NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                              (48,720)        66,666

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR                                                       77,068         10,402
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $    28,348    $    77,068
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE YEAR FOR:
    Interest expense                                                   $   162,543    $   137,798
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH
   INFORMATION:

Common stock issued for services                                       $     1,400    $        --
                                                                       ===========    ===========
Common stock issued for loan commitment fees                           $   105,000    $        --
                                                                       ===========    ===========
Common stock issued for conversion of debt                             $ 1,550,000    $        --
                                                                       ===========    ===========
Amortization of discount on conversions                                $   108,760    $        --
                                                                       ===========    ===========
Common stock issued for conversion of interest expense                 $    16,678    $        --
                                                                       ===========    ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

                  Medical Staffing Solutions, Inc. (the "Company") ("MSSI"), was incorporated in the State of Nevada on June 21, 2001. The Company had no revenues, operations and was considered a development stage company until September 26, 2003 when they entered into a reverse share exchange with TeleScience International, Inc. ("TeleScience") and its sole shareholder. Prior to the transaction, MSSI had 10,499,333 shares of common stock. Upon the share exchange, MSSI cancelled 9,953,333 of these shares and issued 2,200,000 shares to acquire TeleScience for 100% of the outstanding stock of TeleScience.

                  Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1 stock or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,000. As of December 31, 2003, the Company had 41,200,000 shares of common stock issued and outstanding.

                  For accounting purposes, the transaction was been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the consolidated financial statements presented herein are those of TeleScience.

                  The Company is a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities. The Company's business plan anticipates diversification into building up a technology division specifically concentrating on Homeland Security. The Company has expensed some start-up costs relating to this in the past year.

                  In October 2003, the Company announced plans to enter into the Home Health Care Industry and provide services to the private sector as well as expand services in the public sector.


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------

                  PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                  Furniture and fixtures                7 Years
                  Office equipment                      5 Years

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  INCOME TAXES

                  The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

                  ADVERTISING

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the consolidated statements of operations for the years ended December 31, 2004 and 2003, respectively.

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

                  START-UP COSTS

                  In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of its costs relating to the start-up of its Homeland Security division in the period in which those costs related to. The Company has expensed approximately $200,000 as of December 31, 2003, and these costs are included in the accompanying consolidated statements of operations.

                  DEFERRED FINANCING FEES

                  In March 2004, the Company issued 750,000 shares of common stock valued at $105,000 in connection with the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement is for a period of 24-months, and commencing April 2004, the Company began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization expense for the years ended December 31, 2004 is $39,375.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  (LOSS) PER SHARE OF COMMON STOCK

                  Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

                  The following is a reconciliation of the computation for basic and diluted EPS:

                                                      December 31,  December 31,
                                                         2004           2003
                                                         ----           ----

                  Net Loss                            ($2,111,663)    ($293,624)
                                                      -----------   -----------

                  Weighted-average common shares
                    outstanding (Basic)                63,610,459    41,200,005

                  Weighted-average common stock
                     equivalents:
                        Stock options and warrants             --            --
                  Weighted-average common shares
                      outstanding (Diluted)            63,610,459    41,200,005
                                                       ==========    ==========

                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive.

                  RECLASSIFICATIONS

                  Certain amounts for the year ended December 31, 2003 have been reclassified to conform to the presentation of the December 31, 2004 amounts. The reclassifications have no effect on net loss for the year ended December 31, 2003.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS

                  In September 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, the pooling of interests method of accounting for business combinations are no longer allowed and goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted these new standards effective January 1, 2002.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                  In  December  2002,   the  FASB  issued   Statement  No.  148,
                  "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

                  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's results of operations or financial position.

NOTE 3-           ACCOUNTS RECEIVABLE

                  A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payment for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At December 31, 2004 and 2003, the Company has $1,477,837 and $1,423,719, respectively due to it for its services. Additionally, the Company has established an allowance for doubtful accounts of $36,642 and $55,070 at December 31, 2004 and 2003, respectively.

                  The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 4-           PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at December 31, 2004 and 2003:

                                                           2004          2003
                                                           ----          ----
                  Furniture, fixtures and equipment      $153,066      $140,631
                  Less:  accumulated depreciation         (92,377)      (70,026)
                                                         --------      --------
                  Net book value                         $ 60,689      $ 70,605
                                                         ========      ========

                  Depreciation expense for the years ended December 31, 2004 and 2003 was $22,351 and $15,429, respectively.

NOTE 5-           NOTES PAYABLE

                  In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at December 31, 2004 and 2003 was $1,069,584 and $1,018,065,
                  respectively. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

                  Additionally, the Company maintains a small credit line with a bank. The balance outstanding at December 31, 2003 was $14,041. There were no amounts outstanding under this line at December 31, 2004.

                  In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security division. The note payable is non-interest bearing, and due on demand. At December 31, 2004 and 2003, the balance outstanding was $0 and $220,000. The loan was paid back in 2004.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 6-           CONVERTIBLE DEBENTURES

                  On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company.

                  On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and purchased $350,000 additional debentures on May 3, 2004. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon fifteen
                  (15) business days notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the year ended December 31, 2004, Cornell converted the entire $600,000 into 19,489,204 shares of common stock which included conversions of $16,678 in interest and the Company recognized $108,760 of amortization of discount on the debenture conversions.

NOTE 7-           INVESTMENT

                  Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project ran out of funding after the Company funded approximately $387,269 as of December 31, 2002, and the project has since ceased for the moment. Management has reserved an allowance for the entire amount, as the investment value is not known.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 8-           DUE TO RELATED PARTIES

                  The Company has outstanding at December 31, 2004 and 2003, $105,333 and $130,000 non-interest bearing to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the consolidated balance sheets as current liabilities.

                  The Company has also advanced related parties certain amounts, mostly in the form of employee advances. The balance at December 31, 2004 and 2003 were $10,341 and $30,007, respectively.

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

                  At   December   31,  2004  and  2003,   deferred   tax  assets
                  approximated the following:

                                                          2004          2003
                                                      -----------   -----------
                  Net operating loss carryforwards    $ 1,855,243   $ 1,150,406
                  Less: valuation allowance            (1,855,243)   (1,150,406)
                                                      -----------   -----------
                                                      $       -0-   $       -0-
                                                      ===========   ===========

                  At December 31, 2004 and 2003, the Company had accumulated deficits approximating $5,456,596 and $3,316,866, respectively available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-          STOCKHOLDERS' (DEFICIT)

                  The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 and 5,000,000 shares authorized, respectively at December 31, 2004 and 2003 and a common class with a par value of $.001 and 300,000,000 and 50,000,000 shares authorized, respectively at December 31, 2004 and 2003.

                  The Company has not issued any shares of preferred stock.

                  The Company has 122,509,383 and 41,200,005 common shares issued, 8,941,935 and 0 common shares held in escrow, and 113,567,448 and 41,200,005 common shares outstanding as of December 31, 2004 and 2003, respectively.

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

                  On January 27, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares. The price of these shares ranged between $.10 and $.16 for a total value of $480,000.

                  The Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

                  The Company issued 2,416,667 shares of common stock for $75,017 in the first quarter of 2004 to investors and employees.

                  The Company issued 750,000 shares of common stock in March 2004 to Cornell Capital Partners, L.P. as a commitment fee for the Standby Equity Distribution Agreement. The value of these shares is $105,000 and has been reflected as loan commitment fee (net of amortization) in the consolidated balance sheet at December 31, 2004.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 10-          STOCKHOLDERS' (DEFICIT) (CONTINUED)

                  The Company has issued 2,625,107 shares of common stock for cash of $73,206 in the second quarter of 2004 to investors and employees.

                  The Company issued 35,000,000 shares of common stock to the escrow agent for Cornell as collateral under the promissory note the Company entered into with Cornell Capital (see Note
                  14). The Company received $1,315,000 under two separate notes.

                  The Company issued 19,489,204 shares in conversion of $600,000 in convertible debentures, and $16,678 of accrued interest. The Company recognized $108,760 in amortization of discount on these conversions during 2004.

                  The Company on December 30, 2004 pursuant to a board resolution issued 17,018,400 shares of common stock in conversion of $850,920 loan payable to an officer of the Company (See Note 11).

NOTE 11-          LOAN PAYABLE - OFFICER / LITIGATION

                  The Company had advances from an officer of the Company to help fund operations in the amount of $71,379 at December 31, 2002. The officer has not been charging interest, and the amounts were classified as current liabilities as they are due on demand. These amounts were repaid by the Company in 2003.

                  The Company was party to a claim pursuant to which an individual was seeking damages under an agreement the Company entered into in 2002. The Company eventually settled this claim, and consequently recorded a liability for the settled amount of $1,092,156, which included attorney's fees. The payout of this settlement was to be over forty-two months in semi-monthly installments of $12,500 commencing February 2003. The settlement accrued interest at 12% upon any default of the agreement. As part of this agreement the individual can seek no further damages against the Company. The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. The Company made additional payments of $25,000 in 2004 then converted $850,920 into 17,048,400 shares of stock pursuant to a board resolution on December 30, 2004.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 12-          COMMITMENTS

                  The Company has established a 401(k) Plan for its employees. The expense for the Company for the years ended December 31, 2003 and 2002 were $26,830 and $23,505, respectively. The Company has dropped the matching portion of the contribution effective January 1, 2004.

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

                  The Company entered into a non-binding letter of intent on December 1, 2004 with Nurses PRN, LLC to acquire it.

                  The Company entered into a non-binding letter of intent on July 15, 2004 with Physicians Informatics, Inc. d.b.a. Practice One, a Virginia corporation. This letter of intent was terminated on December 3, 2004.

                  On December 30, 2004, the Company entered into a non-binding letter of intent with A&T Systems, Inc. to acquire certain assets of A&T Systems, Inc..

                  On January 11, 2005, the Company entered into a non-binding letter of intent with Staff Relief, Inc. to acquire it.

                  The Company's subsidiary TeleScience was sued by Medsense LA, LLC for an outstanding balance owed for nursing services provided on behalf of TeleScience. The principal amount sought in the suit was $24,592. By default judgment dated October 6, 2004, Medsense was awarded the principal amount plus contractual interest and attorney's fees. TeleScience appealed the default judgment on December 16, 2004. During the appeal, TeleScience settled the matter with Medsense and Medsense signed a settlement agreement effective January 21, 2005. The judgment is in the process of being marked satisfied and the appeal dismissed with prejudice. The amount paid in January and accrued by the Company as of December 31, 2004 for this matter was $30,000.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

                  During the fiscal year ended 2004, the Company has received the gross amount of $950,000 pursuant to the Standby Equity Distribution Agreement, issuing 26,058,065 shares of common stock. The Company has used the $950,000 obtained under the Standby Equity Distribution Agreement to repay the promissory notes issued to Cornell Capital Partners (See Note 14). The Company has not used all of the available shares of registered common stock under the Standby Equity Distribution Agreement, and therefore may still make advances Standby Equity
                  Distribution Agreement without filing an additional registration statement for shares issuable under the Standby Equity Distribution Agreement.

NOTE 14-          PROMISSORY NOTE

                  On June 11, 2004 and October 18, 2004, the Company entered into promissory notes in the amount of $1,000,000 and $315,000 with Cornell Capital. The Company issued 35,000,000 shares of common stock to the escrow agent as collateral under these note agreements. As of December 31, 2004 the Company has drawn down $950,000 of the Standby Equity Distribution Agreement to repay part of the notes. As of December 31, 2004, the balance outstanding under these notes is $365,000.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 15-          GOING CONCERN

                  As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003. The Company may not be able to generate enough revenue and/or raise capital to support its operations. This raises doubt about the Company's ability to continue as a going concern.

                  Management believes that they can improve operations and raise the appropriate funds needed through recent contracts the Company has entered into in the past few months, as well as the completed reverse merger with which the Company now has the ability to raise money in the public markets.

                  On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement. Under this agreement, and upon an effective registration of the shares, the Company may issue and sell to Cornell Capital Partners, L.P. shares of common stock for a total purchase price of $15,000,000. The Company has obtained an effective registration statement for 124,408,774 shares of common stock under the Standby Equity Distribution Agreement, and has issued 26,058,065 shares to Cornell Capital Partners through December 31, 2004.

                  In addition to the Standby Equity Distribution Agreement, on March 11, 2004, the Company entered into a Convertible Debenture agreement for $600,000. Cornell has advanced all $600,000 of this amount.

                  With the proceeds of the Standby Equity Distribution Agreement for up to 15 million dollars, the Company should be able to grow and acquire companies that will contribute to the development of providing nurses to the private sector as well as government contracts. The Company received $1,315,000 from Cornell Capital on June 11, 2004 and October 18, 2004 pursuant to the promissory notes. The Company intends to repay the promissory notes with cash proceeds received under the Standby Equity Distribution Agreement. The Company has entered into a letter of intent to acquire a few companies and is in the due diligence phase of these acquisitions.

                  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE 16-          SUBSEQUENT EVENTS

                  On January 11, 2005, the Company entered into a non-binding letter of intent with Staff Relief, Inc. to acquire them.

                  On January 1, 2005, the Company entered into a five-year employment agreement with their President.

                  On January 5, 2005, the Company entered into a third promissory note for $2,000,000 with Cornell Capital Partners, L.P. and placed an additional 40,000,000 shares of common stock into escrow under this agreement.

                  Subsequent to December 31, 2004, and through March 16, 2005, the Company has issued 14,068,843 shares of common stock under the Standby Equity Distribution Agreement to Cornell Capital Partners.