Form 10QSB
period 2005-03-31
MEDICAL STAFFING SOLUTIONS INC
filed 2005-05-16
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(MARK ONE)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

      |_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                        --------------------------------
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

                                 (703) 641-8890
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|     No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

                                                   OUTSTANDING SHARES ON
                 CLASS                                  May 11, 2005
                 -----                                  ------------
              Common Stock                              159,758,089

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2005

                                           ASSETS

Current Assets:
  Cash and cash equivalents                                                $ 1,567,195
  Accounts receivable, net of allowance for doubtful accounts of $46,096     1,229,936
  Prepaid expenses                                                              31,080
                                                                           -----------

    Total Current Assets                                                     2,828,211
                                                                           -----------

  Fixed assets, net of depreciation                                             55,103
  Loan commitment fees, net                                                     52,500
  Deposits                                                                      55,643
                                                                           -----------

TOTAL ASSETS                                                               $ 2,991,457
                                                                           ===========

                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - current portion                                           $   764,763
  Prommissory note - Standby Equity Distribution Agreement                   1,300,000
  Due to related parties                                                        83,333
  Accounts payable and accrued expenses                                        857,298
  Loan payable - Officer / Litigation settlement payable                        63,000
                                                                           -----------

      Total Current Liabilities                                              3,068,394
                                                                           -----------

      Total Liabilities                                                      3,068,394
                                                                           -----------

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized
      0 shares issued and outstanding                                               --
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      151,788,053 shares issued and outstanding                                151,788
  Additional Paid-in-Capital                                                 5,546,468
  Deficit                                                                   (5,775,193)
                                                                           -----------

      Total Stockholders' (Deficit)                                            (76,937)
                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                              $ 2,991,457
                                                                           ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                              2005            2004
                                                              ----            ----
OPERATING REVENUES
  Revenue                                                $   1,646,090    $   1,685,016

COST OF SALES                                                1,125,561        1,315,628
                                                         -------------    -------------

GROSS PROFIT                                                   520,529          369,388
                                                         -------------    -------------

OPERATING EXPENSES
   Administrative payroll, benefits and overhead costs         518,266          561,784
   General and administrative expenses                         267,949          237,038
   Depreciation and amortization                                18,711            3,401
                                                         -------------    -------------
       Total Operating Expenses                                804,926          802,223
                                                         -------------    -------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)                         (284,397)        (432,835)

OTHER INCOME (EXPENSES)
   Interest income                                               5,118              599
   Interest expense                                            (67,385)         (34,877)
                                                         -------------    -------------
       Total Other Income (Expenses)                           (62,267)         (34,278)
                                                         -------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               $    (346,664)   $    (467,113)
Provision for Income Taxes                                          --               --
                                                         -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES                     $    (346,664)   $    (467,113)
                                                         =============    =============

NET LOSS PER BASIC AND DILUTED SHARES                    $    (0.00257)   $    (0.01072)
                                                         =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     134,732,159       43,592,227
                                                         =============    =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                               2005           2004
                                                               ----           ----
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                 $  (346,664)   $  (467,113)
                                                            -----------    -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                               18,711          3,401
     Common stock issued for services                                --          1,400
     Common stock issued for interest payments                   62,142             --
  Changes in assets and liabilities
     Decrease in accounts receivable                            247,901         48,451
     (Increase) decrease in prepaid expenses                     22,030        (40,567)
     (Increase) in deposits                                      (3,000)            --
     Increase in accounts payable and
       and accrued expenses                                      23,541        100,581
                                                            -----------    -----------
     Total adjustments                                          371,325        113,266
                                                            -----------    -----------

     Net cash provided by (used in) operating activities         24,661       (353,847)
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                              --         (3,422)
   (Increase) decrease in amounts due related parties           (11,659)        30,007
                                                            -----------    -----------

      Net cash provided by (used in) investing activities       (11,659)        26,585
                                                            -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITES
   Common stock issuances for cash - net of expenses            897,666         75,017
   Proceeds (payments) from convertible debentures - net        935,000        250,000
   Net payments from loan payable - officer / litigation
       settlement payable                                        (2,000)       (25,000)
   Net proceeds (payments) of notes payable                    (304,821)       (46,314)
                                                            -----------    -----------
       Net cash provided by financing activities              1,525,845        253,703
                                                            -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                 1,538,847        (73,559)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                          28,348         77,068
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                   $ 1,567,195    $     3,509
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                        $    53,954    $    34,877
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

   Common stock issued for services                         $        --    $     1,400
                                                            ===========    ===========

   Common stock issued for loan commitment fees             $   160,000    $   105,000
                                                            ===========    ===========

   Common stock issued for interest payment                 $    62,142    $        --
                                                            ===========    ===========

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

            The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

            These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

            Medical Staffing Solutions, Inc. (the "Company" or "MSSI"), was incorporated in the State of Nevada on June 21, 2001. The Company had no revenues, operations and was considered a development stage company until September 26, 2003 when they entered into a reverse merger with TeleScience International, Inc. Prior to the transaction, MSSI had 10,499,333 shares of common stock. Upon the merger, MSSI cancelled 9,953,333 of these shares and issued 2,200,000 shares to acquire TeleScience for 100% of the outstanding stock of TeleScience.

            Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1 stock or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of March 31, 2005, the Company had 151,788,053 shares of common stock issued and outstanding.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
         (CONTINUED)

            For accounting purposes, the transaction has been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the condensed consolidated financial statements presented herein are those of TeleScience.

            The Company is a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities. The Company's business plan anticipates diversification into building up a technology division, which includes developing a Homeland Security subdivision. The Company expensed some start-up costs relating to this in 2003.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

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

            The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2005, the Company had deposits of $1,510,914 in excess of the insured limits.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

            Advertising

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, respectively.

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

            Start-up Costs

            In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up of their Homeland Security division in the period in which those costs related to. The Company expensed approximately $0, $0 and $200,000 as of March 31, 2005, 2004 and 2003, respectively, and these costs are included in the accompanying condensed consolidated statements of operations.

            Deferred Financing Fees

            In March 2004, the Company issued 750,000 shares of common stock valued at $105,000 as a commitment fee in connection with the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement is for a period of 24-months, and commencing April 2004, the Company began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization for the three months ended March 31, 2005 and 2004 is $13,125 and $0, respectively.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                            March 31,       March 31,
                                                              2005            2004
                                                         -------------    -------------
            Net Loss                                     ($    346,664)   ($    467,113)
                                                         -------------    -------------

            Weighted-average common shares
              outstanding (Basic)                          134,732,159       43,592,227

            Weighted-average common stock equivalents:
                  Stock options and warrants                        --               --
                                                         -------------    -------------

            Weighted-average common shares
                outstanding (Diluted)                      134,732,159       43,592,227
                                                         =============    =============

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of March 31, 2005, there were no outstanding options or warrants available.

            Reclassifications

            Certain amounts for the three months ended March 31, 2004 have been reclassified to conform to the presentation of the March 31, 2005 amounts. The reclassifications had no effect on net income for the three months ended March 31, 2004.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

            Recent Accounting Pronouncements (Continued)

            On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

NOTE 3- ACCOUNTS RECEIVABLE

            A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At March 31, 2005, the Company has $1,276,032 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $46,096 at March 31, 2005.

            The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 4- PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at March 31, 2005:

            Furniture, fixtures and equipment   $153,065

            Less: accumulated depreciation        97,962
                                                --------

            Net book value                      $ 55,103
                                                ========

            Depreciation expense for the three months ended March 31, 2005 and 2004 was $5,586 and $3,401, respectively.

NOTE 5- NOTES PAYABLE

            In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at March 31, 2005 was $764,763. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

            In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security division. The note payable was non-interest bearing until May 2003 and now bears interest at 7%. The note is due on demand. At March 31, 2005, the balance had been paid off.

            In 1997, the Company borrowed $300,000 plus interest at 10% from an individual and had started repayments of that note with interest and paid down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002 (see Note 11). The amount was paid back through a private stock transaction by the officer in November 2003.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 6- INVESTMENT

            Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project, after the Company funded approximately $387,269 as of March 31, 2004, ran out of funding, and the project has since ceased. Management has reserved an allowance for the entire amount, as the investment value is not known.

NOTE 7- DUE TO RELATED PARTIES

            The Company had outstanding at March 31, 2005, $83,333 in non-interest bearing amounts to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the condensed consolidated balance sheet as current liabilities.

            The Company has also advanced related parties certain amounts, mostly in the form of employee advances. There was $10,050 due at March 31, 2005 for these advances. These amounts have been included in the accounts receivable.

NOTE 8- PROVISION FOR INCOME TAXES

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

            At March 31, 2005, deferred tax assets approximated the following:

            Deferred tax assets                         $ 1,744,000
            Less:  valuation allowance                   (1,744,000)
                                                        -----------
            Net deferred tax assets                     $       -0-
                                                        ===========

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 8- PROVISION FOR INCOME TAXES (Continued)

            At March 31, 2005, the Company had an accumulated deficit in the amount of $5,775,193, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 9- STOCKHOLDERS' EQUITY (DEFICIT)

            The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 300,000,000 shares authorized. These levels were increased by the Board of Directors on March 9, 2004 from 5,000,000 and 50,000,000, respectively.

            The Company has not issued any shares of preferred stock.

            The Company has 151,788,053 common shares issued and outstanding as of March 31, 2005.

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

            On January 27, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares. The price of these shares ranged between $.10 and $.16 for a total value of $505,000, which was reflected as a subscription receivable and was collected in the second quarter of 2004.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 9- STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

            The Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

            The Company issued 2,416,667 shares of common stock for $362,500 in the first quarter of 2004.

            The Company issued shares in March 2004 to Cornell Capital Partners, LP as a commitment fee for the Standby Equity Distribution Agreement. The value of these shares is $105,000 and has been reflected as loan commitment fees in the condensed consolidated balance sheet at March 31, 2005. Since the effective date of the registration statement, the Company has recognized $52,500 of amortization.

            The Company issued 27,814,409 shares of common stock for $1,065,000 and 1,464,261 shares for the conversion of interest costs in the amount of $62,142.

NOTE 10- LOAN PAYABLE - OFFICER


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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 10- LOAN PAYABLE - OFFICER (Continued)

            The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. The Company has paid down this liability and the total outstanding at March 31, 2005 is $63,000.

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

NOTE 12- STANDBY EQUITY DISTRIBUTION AGREEMENT

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 12- STANDBY EQUITY DISTRIBUTION AGREEMENT (Continued)

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

            In January 2005, the Company incurred additional financing fees valued at $160,000. The Company charged the financing fees and associated legal fees against paid-in-capital in connection with the equity financing agreement.

NOTE 13- GOING CONCERN

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

            As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003, and additional losses in the three months ended March 31, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises doubt about the Company's ability to continue as a going concern.

            Management also states that they believe that they can improve operations and raise the appropriate funds needed through their recent contracts the Company has entered into in the last few months.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                             MARCH 31, 2005 AND 2004

NOTE 13- GOING CONCERN (Continued)

            On January 15, 2004, the Company received a term sheet from Cornell Capital Partners, LP regarding a Standby Equity Distribution Agreement. Under this agreement, and upon an effective registration of the shares, Cornell Capital Partners will commit to purchase up to 15 million dollars of the Company stock pursuant to the terms agreed upon.

            Cornell Capital Partners, LP and the Company entered into a Convertible Debenture Agreement in the first quarter 2005 for $600,000. Cornell Capital Partners had originally advanced $250,000 of this amount at closing and advanced the remaining $350,000 upon the filing of the registration statement, which occurred in April 2004. The Company also negotiated a promissory note in the amount of $2,000,000 during the first quarter of 2005. The balance due at March 31, 2005 was $1,300,000. For the three months ended March 31, 2005, the Company issued 1,464,261 shares of common stock to Cornell Capital Partners under the Standby Equity Distribution Agreement, the proceeds of which were used to satisfy $62,142 of interest due under promissory notes outstanding.


            On January 5, 2005, the Company entered into a third promissory note for $2,000,000 with Cornell Capital Partners and placed 40,000,000 shares of common stock into escrow, per the promissory note. As of March 31, 2005, 19,663,256 shares still remain in escrow.

            The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction - Forward Looking Statements

      This Form 10-QSB contains "forward-looking statements" relating to Medical Staffing Solutions, Inc. ("Medical Staffing" or the "Company") which represent Medical Staffing's current expectations or beliefs including, but not limited to, statements concerning Medical Staffing's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Medical Staffing to continue its growth strategy and competition, certain of which are beyond Medical Staffing's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

      Any forward-looking statement speaks only as of the date on which such statement is made, and Medical Staffing undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, cause actual results to differ materially from those contained in any forward-looking statements.

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

Going Concern

      As reflected in the Company's financial statements as of March 31, 2005 the Company had an accumulated deficit of $5,775,193 and its working capital deficiency of $240,183 raises doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for March 31, 2005, do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results Of Operations For The Quarter Ended March 31, 2005, Compared To Quarter Ended March 31, 2004

      Revenues

      Revenues for the quarter ended March 31, 2005, were $1,646,090, a decrease of $38,926 as compared to revenues of $1,685,016 for the quarter ended March 31, 2004. The decrease in revenues for the quarter ended March 31, 2005 was primarily attributable to the completion of a significant government contracts for the providing of services in the nursing industry to government facilities.

      Cost Of Sales

      Cost of sales for the quarter ended March 31, 2005 was approximately $1.13 million, or approximately 68% of revenues, as compared to approximately $1.32 million, or approximate 78% of revenues, for the quarter ended March 31, 2004. The percentage decrease in cost of sales for the quarter ended March 31, 2005, was primarily attributable to the fact that some labor cost was incurred and recognized in prior periods (vacation and sick leave), but billed (and respectively revenue recognized) in the first quarter of 2005.

      Gross Profit

      Gross profit for the quarter ended March 31, 2005, was $520,529, or 32% of revenues, as compared to gross profit of $369,388, or 22% of revenues, for the quarter ended March 31, 2004.

      Operating Expenses

      Operating expenses for the quarter ended March 31, 2005, were $804,926, or 49% of revenues, as compared to $802,223, or 48% of revenues, for the quarter ended March 31, 2004. The increase in operating expenses for the quarter ended March 31, 2005 was primarily attributable to increased cost of general and administrative expenses and depreciation and amortization.

      Other Expense

      Other expense for the quarter ended March 31, 2005, was $62,267, as compared to $34,278 for the quarter ended March 31, 2004. The increase in other expense was due to an increase in interest expense.

      Net Loss

      The Company had a net loss of $346,664 for the three months ended March 31, 2005, as compared to a net loss of $467,113 for the three months ended March 31, 2004. The decrease of $120,449 was mainly attributable to the reduced cost of sales.

Liquidity and Capital Resources

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $346,664 and $467,113 for the three months ended March 31, 2005 and 2004, respectively, and had an accumulated deficit of $5,775,193 at March 31, 2005. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, the Company may not be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      The Company is at present meeting its current obligations from its monthly cash flows and cash proceeds from sale of equity securities and debt, which during 2003, 2004 and to date in 2005 has included cash from operations, investor capital, loans from related parties and from other lenders. However, due to insufficient cash generated from operations, the Company currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. As a result, the Company is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed the Company to meet its obligations in the recent past, there can be no assurances that the Company's present methods of generating cash flow will be sufficient to meet future obligations. Historically, the Company has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that the Company will be able to raise additional capital in this manner.

      Cash provided by operating activities was $24,661 for the three months ended March 31, 2005, as compared to cash used in operating activities of $353,847 for the same period in 2004. The decrease in cash used was due primarily to the decreased loss from operations and the decrease in accounts receivable.

      Cash used in investing activities was $11,659 for the three months ended March 31, 2005, as compared to cash provided by investing activities of $26,585 for the same period in 2004. The decrease in cash used for investing activities was principally due to a decrease in amounts funded to related parties in the first quarter of 2005.

      Cash provided by financing activities was $1,525,845 for the quarter ended March 31, 2005, as compared to $253,703 during the same period in 2004. This increase in cash provided by financing activities was mainly due to the increase in common stock issuances and proceeds from convertible debentures.

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand, bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at March 31, 2005 was approximately $764,763. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

      Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding as of March 31, 2005.

      In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and bore interest at 7% going forward. The note was fully paid in May 2004.

      On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. In April 2004, Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrued interest at a rate of 5% per year and were to mature two years from the issuance date. The debentures were convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. During the year ended December 31, 2004, Cornell Capital Partners converted the entire $600,000 in convertible debentures into 19,489,204 shares of common stock, which included conversions of $16,678 in accured interest and the Company recognized $108,760 of amortization of discount on the debenture conversions.

      On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

      On June 11, 2004, the Company received $1,000,000 in return for a promissory note issued to Cornell Capital Partners. As of March 31, 2005 the note has been fully paid.

      On October 18, 2004, the Company received $315,000 in return for a promissory note issued to Cornell Capital Partners. As of March 31, 2005 the note has been fully paid.

      On January 5, 2005, the Company received $2,000,000 in return for a promissory note issued to Cornell Capital Partners and placed 40,000,000 shares of its common stock into escrow under this promissory note. As of March 31, 2005, $1,300,000 remained outstanding. As of May 11, 2005, $1,500,000 remained outstanding.

      On April 26, 2005, the Company received $500,000 in return for a promissory note issued to Cornell Capital Partners. As of May 11, 2005, $500,000 remained outstanding.

      Through March 31, 2005, the Company has drawn $1,300,000 under the Standby Equity Distribution Agreement issuing 55,336,744 shares of common stock. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital Partners on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital Partners on October 18, 2004, and the $2,000,000 promissory note issued to Cornell Capital Partners on January 5, 2005. Through May 11, 2005, the Company has drawn down $2,315,000 under the Standby Equity Distribution Agreement and the Company has issued 70,148,706 shares of common stock to Cornell Capital Partners. As set forth above, these proceeds were used to repay a portion of the promissory notes held by Cornell Capital Partners.

      From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Currently, the Company has entered into non-binding letters of intent to acquire certain assets of A&T Systems, Inc., Staff Relief, Inc. and Nurses PRN, LLC ("Nurses PRN"). Of these, the Company has focused its attention on concluding the Nurses PRN transaction which has proven to be far more difficult than originally anticipated. While no time can be specified, the Company remains confident of the near term successful conclusion of this asset acquisition. The Company's future capital requirements will depend on many factors, such as the success of our operations, economic conditions and other factors including the results of future operations. If the Company is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that the Company will be required to cease operations.

Plan Of Operations

      The Company, through its TeleScience subsidiary, will continue to provide:

            o     medical staffing services,

            o     information technology and telecommunications services, and

            o     Homeland Security products and services.

      TeleScience provides two categories of services:

            o     Medical Systems

            o     Technology

      The Medical Systems operations specialize in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. In 2005, the Company intends to expand to provide long-term staffing of nurses (RNs and LPNs) to private hospitals in the tri-state area (Virginia, Maryland, D.C.), as well as sections of Pennsylvania.

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

      In September 2004, the Company signed new master contracts with the California State Department of Corrections for Contract Nursing Staff. These contracts, each a multiple award vendor award have estimated ceiling values of $50 million and $4.11 million respectively and are effective for three years starting October 1, 2004. These contracts allow the Company to compete for this amount of business. The Company has not yet made any sales pursuant to these contracts.

      During 2004 the Company was awarded an extension of contracts for medical services that the Company holds on a number of Air Force Bases and on which it has performed during the period ending March 31, 2005.

Management Strategy

      The Company's management has taken several initiatives to grow and expand its current businesses of medical and technology services and to develop and market its homeland security business.

Management Strategic Plan For Future Growth And Expansion

      The Management's strategic plan for future growth and expansion is fourfold: (1) expand its medical services into the private sector; (2) enhance recruitment; (3) develop a homeland security marketing plan; and (4) acquire suitable companies.

      Expansion of Medical Services into the Private Sector The Company has hired a seasoned executive to direct the Company's expansion of its medical services into the private health care sector. This expansion will provide long-term part-time staffing of registered nurses (RNs) and licensed professional nurses (LPNs) to private health care facilities in the tri-state area (Virginia, Maryland, DC), as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers.

      Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional level staff for medical contracts. This plan is geared toward expanding the business of the Company's most active services, the Medical Systems Operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving into similar staffing arrangements with its private sector. The Company believes that our long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially nurses (RNs) in the United States.

      Overseas Recruiting of Registered Nurses. The largest shortage in terms of vacancies and intractability of recruiting domestic personnel exists in the nursing profession. This profession, historically dominated by women, is experiencing nurse shortages that are closely related to the opening of many alternative career fields to a younger generation of women. This situation is unlikely to change, leading to the intractability of attracting a large number of American women into nursing. The Company perceives an opportunity in this situation, which can provide business expansion for many years. It is the Company's plan to aggressively recruit nurses from suitable countries overseas over the next few years.

      Domestic Recruiting of Health Care Professionals. The Company has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. Medical Staffing is in the process of establishing a national recruiting center in Vienna, Virginia, upon completion of its pending acquisition of Nurses PRN, for the recruitment of health care professionals to meet such needs on a regular basis, as well as its future contract requirements on a proactive basis. However, the pending acquisition of Nurse PRN may not close. Currently the Company uses newspaper and internet media extensively for this purpose. The Company's website was updated in 2004 to attract these professionals to apply for jobs directly for open or future upcoming positions.

      Acquisition of Suitable Companies. On December 1, 2004, Medical Staffing entered into a non-binding letter of intent with Nurses PRN and the shareholders of Nurses PRN. Pursuant to the letter of intent and upon the consummation of a definitive agreement, Nurses PRN was to become a 100% wholly-owned subsidiary of the Company. However, this transaction has now been restructured as an asset purchase transaction. On December 30, 2004, Medical Staffing entered into a non-binding letter of intent with A&T Systems, Inc. ("A&T"). Pursuant to the letter of intent and upon the consummation of a definitive agreement, the Company will acquire certain assets of A&T. The A&T letter of intent expired on April 15, 2005. There can be no assurance that a definitive agreement will be entered into with A&T or Nurses PRN. The Company has devoted considerable effort to the negotiation and actions which must be accomplished in conjunction with the Nurses PRN transaction and anticipates a successful conclusion to these efforts.

Develop A Homeland Security Marketing Plan

      The Company views this market sector as an opportunity for growth. The Company has invested significant resources to build an infrastructure and to generate an initial presence in this sector. During the first quarter of 2004, the Company formed a strategic alliance with Mobile Healthcare Solutions (MHS), a provider of deployable, mobile medical treatment facilities. The two companies intend to partner for joint bidding on select projects in homeland security arenas that fit their combined expertise. The Company's initial marketing plan in the homeland security arena is to utilize the power and expertise of its alliances to market its decontamination products. This marketing plan further extends marketing of emergency equipment, decontamination products, vehicles, and personal protective equipment to federal, state, and local governments. The Company was named as one of the participants in a $1,000,000,000 IDIQ (indefinite delivery indefinite quantity) contract in the homeland security area with the state of Pennsylvania, and this contract has recently been renewed for another year through June 30, 2006. The Company has not yet made any sales pursuant to these contracts.

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

      On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

      On December 16, 2004, the FASB published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the fourth quarter of fiscal year 2005 and thereafter.

ITEM 3. CONTROLS AND PROCEDURES

(A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Principal Financial Officer (one person) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Principal Financial Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no changes in its internal controls during the Company's last fiscal quarter or in other factors that have materially affected, or are reasonably likely to materially affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended March 31, 2005, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

      On July 1, 2004, TeleScience was sued by Medsense LA, LLC for an outstanding balance owed for nursing services provided on behalf of TeleScience. The matter was fully settled by a payment of $30,000 and dismissed with prejudice in February 2005.

      The Company may become involved in litigation, from time to time, in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES

      The Company issued 29,678,670 shares of common stock during the first quarter of 2005 for $1,065,000 in cash paid to the Company.

      The facts relied on to make the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed above were: (1) the limited number of purchasers; (2) the sophistication or accreditation of the purchasers; (3) their relationship with the Company and/or access to material information about the Company; (4) the information furnished to them by the Company; (5) the absence of any general solicitation or advertising; and (6) restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)   Exhibits:

------------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
------------------------------------------------------------------------------------------------------------------------------------
2.1                     Articles of Incorporation, as amended            Incorporated by reference to Exhibit 3(a) to the
                                                                         Company's Registration Statement on Form SB-2 as filed
                                                                         with the United States Securities and Exchange
                                                                         Commission on October 9, 2001

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

3.2                     Certificate of Amendment to Articles of          Incorporated by reference to Exhibit 3 to the Company's
                        Incorporation                                    Annual Report on Form 10-KSB as filed with the United
                                                                         States Securities and Exchange Commission on March 27,
                                                                         2003

3.3                     Certificate of Amendment to Articles of          Incorporated by reference to Exhibit 3 to the Company's
                        Incorporation                                    Annual Report on Form 10-KSB as filed with the United
                                                                         States Securities and Exchange Commission on April 9,
                                                                         2004

10.1                    Sublease Agreement dated December 23, 2002 by    Incorporated by reference to Exhibit 10.1 to the
                        and among InterAmerica Technologies, Inc.,       Company's Annual Report on Form 10-KSB as filed with
                        Kemron Environmental Services and Telescience    the United States Securities and Exchange Commission on
                        International, Inc.                              April 9, 2004

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

10.3                    Memorandum of Understanding dated March 10,      Incorporated by reference to Exhibit 10.3 to the
                        2004, by and between Silver Star Technologies,   Company's Annual Report on Form 10-KSB as filed with
                        Inc. and TeleScience International, Inc.         the United States Securities and Exchange Commission on
                                                                         April 9, 2004

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

10.5                    Proposal dated January 7, 2004 from              Incorporated by reference to Exhibit 10.5 to the
                        Professional Nursing Resources, Inc. to          Company's Annual Report on Form 10-KSB as filed with
                        Telescience International, Inc.                  the United States Securities and Exchange Commission on
                                                                         April 9, 2004

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

------------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
------------------------------------------------------------------------------------------------------------------------------------
10.7                    Registration Rights Agreement dated March 11,    Incorporated by reference to Exhibit 10.7 to the
                        2004 between Medical Staffing and Cornell        Company's Annual Report on Form 10-KSB as filed with
                        Capital Partners, LP                             the United States Securities and Exchange Commission on
                                                                         April 9, 2004

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

10.10                   Escrow Agreement dated March 11, 2004 among      Incorporated by reference to Exhibit 10.10 to the
                        Medical Staffing, the Buyers and Butler          Company's Annual Report on Form 10-KSB as filed with
                        Gonzalez, LP                                     the United States Securities and Exchange Commission on
                                                                         April 9, 2004

10.11                   $250,000 Convertible Debenture dated March 11,   Incorporated by reference to Exhibit 10.11 to the
                        2004 between Medical Staffing and Cornell        Company's Annual Report on Form 10-KSB as filed with
                        Capital Partners, LP                             the United States Securities and Exchange Commission on
                                                                         April 9, 2004

10.12                   Investor Registration Rights Agreement dated     Incorporated by reference to Exhibit 10.12 to the
                        March 11, 2004 between Medical Staffing and      Company's Annual Report on Form 10-KSB as filed with
                        the Investors                                    the United States Securities and Exchange Commission on
                                                                         April 9, 2004

10.13                   Placement Agent Agreement dated March 11, 2004   Incorporated by reference to Exhibit 10.13 to the
                        among Medical Staffing, Newbridge Securities     Company's Annual Report on Form 10-KSB as filed with
                        Corporation and Cornell Capital Partners, LP     the United States Securities and Exchange Commission on
                                                                         April 9, 2004

10.14                   Renewal Agreement dated February 5, 2004, from   Incorporated by reference to Exhibit 10.14 to the
                        Commonwealth of Pennsylvania to Telescience      Company's Annual Report on Form 10-KSB as filed with
                        International, Inc. regarding Contract 2550-09   the United States Securities and Exchange Commission on
                        Personal Protection Equipment PPE                April 9, 2004

10.15                   Memorandum of Understanding dated February 23,   Incorporated by reference to Exhibit 10.15 to the
                        2004, to Mobile Healthcare Solutions, Inc.       Company's Annual Report on Form 10-KSB as filed with
                        from Telescience International, Inc.             the United States Securities and Exchange Commission on
                                                                         April 9, 2004

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

------------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
------------------------------------------------------------------------------------------------------------------------------------
10.17                   Memorandum dated March 26, 2003 regarding        Incorporated by reference to Exhibit 10.20 to the
                        Branch Office Location                           Company's Annual Report on Form 10-KSB as filed with
                                                                         the United States Securities and Exchange Commission on
                                                                         April 9, 2004

10.18                   $1,000,000 Promissory Note issued to Cornell     Incorporated by reference to Exhibit 10.18 to the
                        Capital Partners, LP by Medical Staffing on      Company's Annual Report on Form 10-KSB as filed with
                        June 8, 2004                                     the United States Securities and Exchange Commission on
                                                                         March 31, 2005

10.19                   $315,000 Promissory Note issued to Cornell       Incorporated by reference to Exhibit 10.19 to the
                        Capital Partners, LP by Medical Staffing on      Company's Annual Report on Form 10-KSB as filed with
                        October 6, 2004                                  the United States Securities and Exchange Commission on
                                                                         March 31, 2005

10.20                   $2,000,0000 Promissory Note issued to Cornell    Incorporated by reference to Exhibit 10.20 to the
                        Capital Partners, LP by Medical Staffing on      Company's Annual Report on Form 10-KSB as filed with
                        January 6, 2005                                  the United States Securities and Exchange Commission on
                                                                         March 31, 2005

10.21                   Employment Agreement between Medical Staffing    Incorporated by reference to Exhibit 10.21 to the
                        and Brajnandan B. Sahay dated January 1, 2005    Company's Annual Report on Form 10-KSB as filed with
                                                                         the United States Securities and Exchange Commission on
                                                                         March 31, 2005

10.22                   Contract dated December 6, 2004, by and          Incorporated by reference to Exhibit 10.22 to the
                        between Telescience International, Inc. and      Company's Annual Report on Form 10-KSB as filed with
                        State of California Department of Corrections    the United States Securities and Exchange Commission on
                                                                         March 31, 2005

10.23                   Master Contract dated December 19, 2004, by      Incorporated by reference to Exhibit 10.23 to the
                        and between Telescience International, Inc.      Company's Annual Report on Form 10-KSB as filed with
                        and State of California Department of            the United States Securities and Exchange Commission on
                        Corrections                                      March 31, 2005

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

      (B)   Current Report on Form 8-K During The Quarter Ended March 31, 2005:

      On January 5, 2005, Medical Staffing filed a Form 8-K concerning the entering into a non-binding letter of intent with A&T Systems, Inc. on December 30, 2004.

      On January 13, 2005, Medical Staffing filed a Form 8-K concerning the entering into a non-binding letter of intent with Staff Relief, Inc. on January 11, 2005.

      On January 14, 2005, Medical Staffing filed a Form 8-K concerning the conversion of an $850,920 loan into shares of Medical Staffing's common stock that were issued on January 12, 2005.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 16, 2005.

May 16, 2005            MEDICAL STAFFING SOLUTIONS, INC.

                        By: /s/ Brajnandan B. Sahay
                                -----------------------------------------------
                                Brajnandan B. Sahay,
                                President, Chief Executive Officer and Director