Form 10KSB/A
period 2004-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2005-07-21
CIK 1160437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-KSB

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

                         8150 LEESBURG PIKE, SUITE 1200
                             VIENNA, VIRGINIA 22182
                             ----------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    Issuer's telephone number: (703) 641-8890
                                               --------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Medical Staffing's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Medical Staffing's revenues for its most recent fiscal year. $6,734,564

Based on the closing sale price on March 16, 2005, the aggregate market value of the voting common stock held by non-affiliates of Medical Staffing is $4,507,081.

As of March 16, 2004, Medical Staffing had 136,578,226 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I..........................................................................................................................1
   FORWARD-LOOKING STATEMENTS...................................................................................................1
   ITEM 1. DESCRIPTION OF BUSINESS..............................................................................................1
   ITEM 2. DESCRIPTION OF PROPERTY..............................................................................................6
   ITEM 3. LEGAL PROCEEDINGS....................................................................................................6
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................................6
PART II.........................................................................................................................7
   ITEM 5. MARKET FOR MEDICAL STAFFING SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................7
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............................................................9
   ITEM 7. FINANCIAL STATEMENTS................................................................................................17
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................17
   ITEM 8A. CONTROLS AND PROCEDURES............................................................................................17
PART III.......................................................................................................................18
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....18
   ITEM 10. EXECUTIVE COMPENSATION.............................................................................................19
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....................20
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................................21
PART IV........................................................................................................................22
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.............................................................22
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................................................................25
FINANCIAL STATEMENTS..........................................................................................................F-1

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

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

      Medical Staffing was a developmental stage business and generated no revenue from its inception in June 2001, until it acquired its wholly-owned subsidiary, TeleScience International, Inc., ("TeleScience") in September 2003. Under the terms of the share exchange agreement, Medical Staffing acquired 100% of the stock of TeleScience, in exchange for 80% of the outstanding shares of Medical Staffing. Control of Medical Staffing was transferred to TeleScience and the current President and Chief Executive Officer of TeleScience has become the Chairman, President, and Chief Executive Officer of Medical Staffing.

      The Company is now a government contracting firm. We presently provide, through TeleScience, health related staffing services to federal and state government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and state correctional and health and welfare facilities. Facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. We are currently moving toward providing similar services, commencing with nursing services, to non-government care facilities. We also have a relationship which we expect will lead to our making re-sales of third party products to federal and state homeland security agencies. The initial products we expect to sell include decontamination products, decontamination vehicles and supplies such as safety masks, gowns, and hoods. Additional products have not yet been identified and will be a function of government needs and our associate's ability to identify appropriate sources. We have also established a relationship which we expect will lead to our providing Information Technology services to the Federal Government. We are initially exploring the prospects of providing these services to the Department of Defense.

      The address of our website is www.telescience.com.

Business Strategy and Services

      Medical Staffing's strategy is to provide an array of services to the government market, primarily in the areas of medical staffing, homeland security and healthcare information technology. We will focus on the contract opportunities for the medical personnel services and the homeland security products including emergency equipment, decontamination products (mobile decontamination trailer), vehicles and personal protective equipment previously mentioned. We will take advantage of other opportunities we may deem desirable.

      Our ability to successfully expand requires significant revenue growth from increased services performed for existing and new clients, as well as strategic acquisitions and/or mergers and/or strategic relationships. The realization of these events depends on many factors, including successful strategic sales and marketing efforts and the identification and acquisition of appropriate businesses. Any difficulties encountered in the expansion of the Company through successful sales and marketing efforts and/or acquisitions could have an adverse impact on our revenues and operating results.

Clients

      Our client base consists predominantly of federal and state government agencies with medical staffing needs. Federal clients include all branches of the U.S. armed services, the Veterans Administration, and the Public Health Service. State clients include California and Pennsylvania, where the Company places contract employees with the corrections or health and human services departments. We have experience and expertise in the successful completion of projects in the medical staffing and information technology areas, and this is where we are concentrating our marketing efforts. However, since September 2003, we also have formed business alliances with distributors of decontamination products to serve the US Department of Homeland Security and state homeland security agencies.

      Historically we have derived in excess of ninety five percent (95%) of our revenues and believe that in the immediate future we will continue to derive the greatest percentage of our total revenues from medical staffing. We are planning to expand this effort into the private health care area and we hired a key employee in January 2004. We have also completed the acquisition of Nurses PRN, LLC for this purpose, as is more fully described in the Section entitled "Subsequent Event" below. The main medical staffing services we provide are nursing, dental assistants technicians, therapists, pharmacists and doctors. We are also attempting to increase the percentage of revenue derived from the information technology and homeland security areas to provide diversity and stability to our business. For this reason, we have engaged consultants and entered into several strategic business alliances and are contemplating acquisitions of suitable small businesses.

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

      Our Federal Supply schedule contract with the federal government and our presence on the vendor lists in California and Pennsylvania provide additional opportunities for the Company.

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

Personnel

      As of June 30, 2005, Medical Staffing had one hundred three (103) full-time employees and a total of one hundred seventy eight (178) employees (full and part-time) working for the Company and located in twenty one (21) U.S. states and the District of Columbia. During the calendar year 2004, the Company hired ninety one (91) new employees and one hundred eleven (111) employees left the Company. The Company's 2004 employee hires broken down by month are: January
(6), February (8), March (9), April (4), May (11), June (15), July (5), August
(12), September (5), October (5), November (5), and December (6). The Company's 2004 employee terminations broken down by month are: January (4), February (4), March (10), April (10), May (10), June (14), July (16), August (8), September
(14), October (5), November (11), and December (5). The length of service for these terminated employees ranged from 0 to 8.7 years with an average of 1.2 years.

      The Company also engaged three consultants. The principal (but not all) job categories are physicians (2), registered nurses (RNs) (50), licensed vocational nurses or licenses practical nurses (LPNs) (30), dental assistants
(26), certified nursing assistants (16), pharmacist technicians (10), and management (12). The principal (but not all) locations are California (62), Louisiana (30), Virginia (17), Pennsylvania (11), Oklahoma (7), and Nevada (6). ). (The numbers within parentheses in this paragraph refer to the number of employees in the category or location.) The Company also periodically employs additional consultants and additional temporary employees.

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

Subsequent Event

      The Company entered into an asset purchase agreement, dated June 16, 2005 (the "Purchase Agreement"), by and among Nurses PRN Acquisition Corp., a Nevada wholly-owned subsidiary of the Company ("SPV"), Nurses PRN, LLC, a Florida limited liability company ("Nurses PRN") and the members listed therein (collectively, the "Members") pursuant to which the SPV acquired substantially all of the assets, properties, privileges, rights, interests, business and goodwill belonging to Nurses PRN, of every kind and description, real, personal and mixed, tangible and intangible and wherever located (the "Purchased Assets"). The Purchased Assets include all cash items, securities and financial instruments of Nurses PRN, all Fixed Assets, Accounts Receivable, Real Property Leases, Intellectual Property, Material Contracts, Files and Records and Goodwill (as each term is defined in the Purchase Agreement).

      As consideration for the Purchased Assets, SPV shall cause the Company to issue and deliver 9,500,000 shares of common stock of the Company to Nurses PRN to be delivered to the Members in the denominations set forth opposite each Member's name on Exhibit A to the Purchase Agreement and 2,500,000 shares to a creditor. SPV also paid to the Target One Million Six Hundred Thousand Dollars ($1,600,000) as a cash consideration. In addition to the share and cash consideration, SPV shall pay a contingent payment to Nurses PRN which shall be based on SPV's achievement of financial targets based on an EBITDA Target (as defined in the Purchase Agreement) which shall not exceed Five Hundred Thousand Dollars ($500,000).

      In addition to the Purchased Assets, SPV assumed certain Assumed Liabilities (as defined in the Purchase Agreement) including (a) a Three Hundred Sixty Five Thousand Four Hundred Eighty Seven and 50/100 Dollar ($365,487.50) note payable issued to Jeff Dowling by SPV; (b) a Two Hundred Fifty Thousand Dollar ($250,000) note payable to Mr. Aftabe Adamjee by SPV and (c) certain general payables as set forth in Schedule 1.4 of the Purchase Agreement.

      We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000.00.

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

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and December 31, 2003, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve (12) months with the cash currently on hand, anticipated from our operations and from the Standby Equity Distribution Agreement entered into by the Company with Cornell Capital Partners, LP ("Cornell Capital Partners") on March 11, 2004. Based on our current budget assessment, and excluding any acquisitions which may occur in 2005, we believe that we may need to obtain approximately $2 million in additional debt or equity capital from one or more sources to fund operations for the next twelve months. These funds are expected to be obtained from the sale of securities, including the sale of stock under the Standby Equity Distribution Agreement.

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

Medical Staffing Will Need To Raise Additional Capital Or Debt Funding To Sustain Operations Which May Not Be Available Which Could Be Materially Harmful To Our Business

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

The Terms Of The Standby Equity Distribution Agreement May Restrict Our Ability To Obtain Necessary Financing And Could Impede Us From Using Our Securities As Consideration In Contracts Related To Our Operations

      Under the Standby Equity Distribution Agreement, we are restricted, during the commitment period of the Standby Equity Distribution Agreement, from issuing or selling any of our common stock without consideration or for consideration per share less than the bid price of a share of our common stock on the date of issuance. In addition, we are restricted from granting additional security interests in our assets. We are also restricted from issuing or selling any derivative security or other security granting the holder the right to acquire our common stock without consideration or for consideration per share less than the bid price of a share of common stock on the date of issuance. These restrictions could impede us from using our securities as consideration in contracts related to our operations, including, but not limited to, common stock issued to consultants and vendors and obtaining additional financing. This may force us to use our limited cash to pay third parties as opposed to issue our securities and may also lead to certain parties deciding to not enter into contracts with us an provide us with necessary financing. If we have difficulty in entering into contracts related to our operations or obtaining additional financing, we may be forced to curtail or cease our business operations.

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

Our Common Stock May Be Affected By Sales Of Short Sellers, Which May Affect Shareholders' Ability To Sell Shares Of Our Common Stock

      As stated above, our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations. These fluctuations could cause short sellers to enter the market from time to time in the belief that Medical Staffing will have poor results in the future. The market for our stock may not be stable or appreciate over time and the sale of our common stock may negatively impact shareholders' ability to sell shares of the Company's common stock.

      In addition, the significant downward pressure on the price of the common stock as Cornell Capital Partners sells material amounts of common stock could further encourage short sales by third parties. This could place further downward pressure on the price of the common stock.

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

      o Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

      Our success largely depends on the efforts and abilities of key executives, including Dr. Brajnandan B. Sahay, our Chairman, President, Acting Principal Financial Officer and Chief Executive Officer. The loss of the services of Dr. Sahay could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Dr. Sahay. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

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

                                                            BID PRICES
                                                     -------------------------
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

      Medical Staffing is authorized to issue 30,000,000 shares of $0.001 par value preferred stock, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred," may be issued by the Board of Directors (the "Board") with rights, designations, preferences and other terms, as may be determined by the Board in their sole discretion, at the time of issuance.

Dividends

      Medical Staffing has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board and will depend upon, among other factors, Medical Staffing's operations, its capital requirements, and its overall financial condition.

Changes In Securities

      Prior to the Share Exchange Agreement, Dr. Sahay owned one hundred percent (100%) of the outstanding shares of TeleScience. Subsequent to the Share Exchange Agreement, Medical Staffing has issued the following unregistered securities:

      Immediately prior to the Share Exchange transaction, the Company had 10,499,333 shares of common stock. Upon the consummation of the Shares Exchange transaction, the Company canceled 9,953,333 of the outstanding shares and issued 2,200,000 shares of common stock to the holders of the common stock of TeleScience for one hundred percent (100%) of the outstanding stock of TeleScience. On September 29, 2003, the Company approved a 14-for-1 stock dividend.

      On January 27, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares. The price of these shares ranged between $0.10 and $0.16 for a total value of $505,000.

      On March 11, 2004, Medical Staffing entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, Medical Staffing may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to one hundred percent (100%) of the market price, which is defined as the lowest volume weighted average price of the common stock during the five (5) trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven (7) trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of five percent (5%) of each advance. In addition, Medical Staffing entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Medical Staffing paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004. Through December 31, 2004, the Company has drawn $950,000 under the Standby Equity Distribution Agreement issuing 26,058,065 shares of common stock.

      The Company issued 2,416,667 shares of common stock for $75,017 in the first quarter of 2004 to investors and employees.

      The Company has issued 2,625,107 shares of common stock for cash of $73,206 in the second quarter of 2004 to investors and employees.

      On December 30, 2004, the Company, pursuant to a Board resolution, converted a $850,920 loan payable to the Company's President and Chief Executive Officer, Dr. Sahay into 17,048,400 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      The Company is a government contracting firm. We presently provide, through our wholly-owned subsidiary, TeleScience, health related staffing services to federal and state government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and state correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. We are currently moving toward providing similar services, commencing with nursing services, to non-government care facilities. We also have a relationship which we expect will lead to our making re-sales of third party products to the federal and state homeland security agencies. The initial products we expect to sell include decontamination products, decontamination vehicles and supplies such as safety masks, gowns, and hoods. Additional products have not yet been identified and will be a function of government needs and our associate's ability to identify appropriate sources. We have also established a relationship which we expect will lead to our providing Information Technology services to the Federal Government. We are initially exploring the prospects of providing these services to the Department of Defense.

      We attempt to price our contracts so that we can receive a reasonable profit. In the competitive market in which we operate we have constraints at both ends of our contract equation. If we price our services too high we either will not win the contract or even if we are awarded the contract, since there are often several successful awardees, our services will not be utilized since they could be more expensive than the offerings of other successful awardees. At the same time, if we price our contract too low, we will not have sufficient revenues to attract the talent we need to provide the services while being profitable under the contract. Without this talent we cannot achieve revenues with profits.

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

Going Concern

      As reflected in Medical Staffing's financial statements for the twelve
(12) months ended December 31, 2004, Medical Staffing's accumulated deficit of $5,428,529 and its working capital deficiency of $869,038 raise doubt about its ability to continue as a going concern. The ability of Medical Staffing to continue as a going concern is dependent on Medical Staffing's ability to raise additional debt or capital, including the ability to raise capital under the Standby Equity Distribution Agreement. The financial statements for December 31, 2004 do not include any adjustments that might be necessary if Medical Staffing is unable to continue as a going concern.

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

Results Of Operations For The Year Ended December 31, 2004, Compared To The Year Ended December 31, 2003

      Revenues. Revenues for the year ended December 31, 2004, were approximately $6.7 million, a decrease of $1.7 million, as compared to revenues of approximately $8.4 million for the year ended December 31, 2003. The twenty percent (20%) decrease in revenues in 2004 was primarily attributable to the awarding to us of a lower number of government contracts for the providing of services in the nursing industry to government facilities than we completed. This was exacerbated by the completion of two major contracts which were not re-competed. Additionally, there was reduced utilization of our services under some of the ongoing contracts. While we cannot be certain why a contract was or was not awarded, it is often a result of the pricing of the contract versus the pricing of our competitors for the contract. Determinations of award are made by the government contracting authority in charge of the award. We determined to assure that we would receive an appropriate return at the risk of not being awarded a contract, and in the face of anticipated increases in labor costs.

      We anticipate revenues to grow in the fiscal year ending 2005 as a result of the award to us of new contracts, the proposals for which are presently in the bidding and bid award process. As of June 30, 2005, we have five (5) contract bids outstanding with an aggregate value of $15,554,313.04 and eleven
(11) contract bids which have been awarded to us with an aggregate value of $1,512,100.00. The Company was also named as one of seven (7) successful bidders in a $1,000,000,000 IDIQ (indefinite delivery indefinite quantity) contract in the homeland security area with the state of Pennsylvania, and this contract had recently been renewed through June 30, 2006. We also anticipate revenues to grow as a result of our acquisition of Nurses PRN, which has aggregate revenues greater than the Company. Although we do not have any current binding agreements or LOIs with any other companies we do have several potential candidates that we will most likely evaluate and pursue.

      Cost of Sales. Cost of sales for the year ended December 31, 2004, was approximately $5.0 million, or 75% of revenues, as compared to approximately $5.9 million, or seventy percent (70%) of revenues, for the year ended December 31, 2003. The $0.9 million decrease in cost of sales for the year ended December 31, 2004, was primarily attributable to the Company's reduced number of contracts (at the end of 2004 we had 49 contracts and at the end of 2003 we had 55 contracts) which reduced labor costs, but this was partially offset by the increased wages and costs associated with fulfilling the contracts. All of our contracts are for the provision of health related staffing. Unlike many companies, our results are substantially a direct result of our hourly labor wages versus our hourly reimbursement for providing those hourly health related employees necessary to provide the labor, these costs increased during 2004.

      Gross profit. Gross profit for the year ended December 31, 2004, was approximately $1.7 million, or 25% of revenues, a decrease of $0.8 million, as compared to gross profit of approximately $2.5 million, or 30% of revenues, for the year ended December 31, 2003. Gross profit was reduced due to the lower revenues, increases in wages per hour and other contract related expenses (including subcontractor expenses) which could not be passed through to the customer under the contracts.

      Operating expenses. Operating expenses for the year ended December 31, 2004, were approximately $3.5 million, or 52% of revenues, as compared to approximately $2.7 million, or 32% of revenues, for the year ended December 31, 2003. The $0.8 million increase in operating expenses in 2004 was primarily attributable to professional fees associated with the filings of the required public reports including the registration statement and annual report and increased cost of administrative payroll, benefits and overhead costs, an increase in general and administrative expenses and an increase in depreciation and amortization. Our general and professional liability insurance and our health insurance substantially in creased . The increase in these expenses have reflected the increase in costs generally in the economy and impacted on our performance since they had to be absorbed by a lower revenue base. We anticipate continued increases in operating expenses, in line with the economy, and will have continuing expenses associated with being a public company.

      Other income (expense). Net other expense for the year ended December 31, 2004, was approximately ($0.3) million, an increase of $0.2 million, as compared to approximately ($0.1) million for the year ended December 31, 2003. The increase in net other expense in 2004 was due to interest expense increase and a charge for amortization of discount of conversions. As interest rates increase in 2005 this expense will increase and adversely affect our results. As we are able to raise additional equity we anticipate reducing the debt principal outstanding which will reduce the aggregate interest payments we are required to make.

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

      At present, Medical Staffing is meeting its current obligations in excess of cash from operations from sale of equity securities and debt, which during 2003 and 2004 has included investor capital, and loans from related parties and from other lenders. Due to insufficient cash generated from operations, Medical Staffing currently does not have internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Medical Staffing is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed Medical Staffing to meet its obligations in the recent past, Medical Staffing's present methods of generating cash flow may not be sufficient to meet future obligations. Historically, Medical Staffing has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that Medical Staffing will be able to raise additional capital in this manner.

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

      Medical Staffing has incurred losses since inception. Management believes that it will require approximately $2 million in additional capital to fund overall Company operations for the next twelve (12) months.

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to ninety percent (90%) of the receivable balance to the Company and receives payment directly on the outstanding receivables, with the remaining balance remitted to the Company. The outstanding balance at December 31, 2004 was $1,069,584. The balance is reflected net of a 10% reserve that the factor has established and which is adjusted on each funding.

      Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding at December 31, 2004.

      In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security operations. The note payable was non-interest bearing until May 2003 and bore interest at sevent percent (7%) thereafter. The note was fully paid in 2004.

      In 1997, the Company borrowed $300,000 plus interest at ten percent (10%) from an individual and had started repayments of that note with interest paying down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002. This amount was paid back from a private stock transaction with the President of the Company in November 2003.

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

      On March 11, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 100% of the lowest volume weighted average price of our common stock on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The number of shares purchased by Cornell Capital Partners for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. Further, Cornell Capital Partners will receive five percent (5%) of each advance under the Standby Equity Distribution Agreement as an underwriting discount. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, as our Placement Agent in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation had previously received 10,000 shares of our common stock, equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004 when the shares were issued. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement was conditioned upon us registering the shares of common stock with the Securities and Exchange Commission and obtaining all necessary permits or qualifying for exemptions under applicable state law. The costs associated with this registration will be borne by us. There are no other significant closing conditions to draws under the Standby Equity Distribution Agreement.

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

      Medical Staffing issued 35,000,000 shares of common stock to the escrow agent as collateral under these promissory notes. As of December 31, 2004, the Company used $950,000 of proceeds from the Standby Equity Distribution Agreement to repay a portion of the notes. As of December 31, 2004, the balance outstanding under these notes is $365,000. As of March 16, 2005, these notes have been fully repaid.

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

      From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Currently, the Company has entered into non-binding letters of intent to acquire certain assets of A&T Systems, Inc. ("A&T") and Staff Relief, Inc. and has completed its acquisition of Nurses PRN as of June 16, 2005. Nurses PRN will substantially increase the Company's operations in the private healthcare nursing sector. It will more than triple the Company's sales revenue, is anticipated to make a positive contribution to overhead and earnings and provide us an entry vehicle into the commerical nurse staffing arena. Cash flow from the operations of the assets of Nurses PRN is anticipated to be utilized in the growth of the business and reduction of present cash shortfalls as well as debt reduction. The acquisition has been funded from the Standby Equity Distribution Agreement, the assumption of debt and the issuance of restricted shares of the Company. Although initially the acquisition may not be accretive to earnings, we anticipate that the acquisition will rapidly become profitable and we will recognize economies of scale in areas, such as California, where we are both operating.

      The present status of the other acquisitions is uncertain; particularly with regard to A&T, as previously reported, that LOI has terminated by its terms. The Company still anticipates moving forward with Staff Relief, Inc. and is preparing to evaluate other potential acquisitions. The Company's future capital requirements will depend on many factors, such as the success of our operations, economic conditions and other factors including the results of future operations. If the Company is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that the Company will be required to cease operations.

      Our purchase prices for our various acquisitions will be disclosed at the time the acquisition is consummated. Our funding for the acquisitions will come from a combination of our stock, cash, our Standby Equity Distribution Agreement, seller financing and debt assumption.

Plan of Operation

      The Company, through our TeleScience subsidiary, will continue to provide:

            o     medical staffing services,

            o     information technology and telecommunications services and

            o     Homeland Security products and services.

      TeleScience provides two categories of services:

            o     Medical Systems

            o     Technology

      The Medical Systems operations specialize in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. In 2005, the Company intends to expand to provide long-term staffing of nurses (RNs and LPNs) to private hospitals in Virginia, Maryland and D.C., as well as sections of Pennsylvania.

      The Technology operations specialize in long-term professional consulting and staffing of experienced and qualified information technology ("IT") personnel in the government and private sectors. We provide systems integration and IT services. We also serve homeland security efforts with emergency equipment, decontamination products, vehicles, and supplies within the federal government, particularly the Department of Defense and the Veterans Administration. The Company is planning to do this through acquisitions in the private healthcare field.

      In May 2002, the Company was awarded a three-year $2.6 million dollar contract with the Department of Health and Human Services to provide nursing staff to the U.S. Public Health Service in support of the National Hansen's Disease Programs based in Louisiana. This is the second such contract won by the Company. This contract expires in September 2005 and the Company intends to participate in the re-competition of the contract.

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

      During 2004 the Company was awarded an extension of contracts for medical services that the Company holds on a number of U.S. Air Force bases and on which it has performed during the period ending March 31, 2005.

Management Strategy

      Medical Staffing's management has taken several initiatives to grow and expand its current businesses of medical and technology services and to develop and market its homeland security business.

Management's Strategic Plan for Future Growth & Expansion

      The Management's strategic plan for future growth and expansion is fourfold: 1) expand its medical services into the private sector; 2) enhance recruitment; 3) develop a homeland security marketing plan and 4) acquire suitable companies.

      Expansion of Medical Services into the Private Sector. In January 2004, the Company hired a seasoned executive to direct the Company's expansion of its medical services into the private health care sector. This expansion will provide long-term part-time staffing of registered nurses and licensed professional nurses to private health care facilities in the tri-state area (Virginia, Maryland and Washington, D.C.), as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers. This expansion has been accelerated by our acquisition of Nurses PRN which occurred subsequent to the period of this filing.

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

      Domestic Recruiting of Health Care Professionals. Medical Staffing has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. In 2004 the Company hired ninety one
(91) new employees and one hundred eleven (111) employees left the Company. Medical Staffing is in the process of establishing a national recruiting center in Vienna, Virginia for the recruitment of health care professionals to rectify such turnover and to meet such needs on a regular basis, as well as its future contract requirements on a proactive basis. Currently, the Company uses newspaper and internet media extensively for this purpose. Medical Staffing's website was updated in 2004 to attract these professionals to apply for jobs directly for open or future upcoming positions.

      Acquisition of Suitable Companies. On December 30, 2004, Medical Staffing entered into a non-binding letter of intent with A&T. Pursuant to the letter of intent and upon the consummation of a definitive agreement, the Company will acquire certain assets of A&T. The A&T letter of intent expired on April 14, 2005. There can be no assurance that a definitive agreement will be entered into with A&T.

Develop a Homeland Security Marketing Plan

      We view this market sector as an opportunity for rapid growth. The Company has invested significant resources to build an infrastructure and to generate an initial presence in this sector. The Company has invested approximately Two Hundred Thousand Dollars ($200,000) to develop a presence in this area. The initial managers of this segment of the business were unable to produce as expected and have been replaced by a new director of marketing and sales. During the first quarter of 2004, Medical Staffing formed a strategic alliance with Mobile Healthcare Solutions, a provider of deployable, mobile medical treatment facilities. The two companies intend to partner for joint bidding on select projects in homeland security arenas that fit their combined expertise. As of June 30, 2005 the companies have not collaborated on any bids. The specific relationship of the parties to one another will be determined at the time of each bid. Medical Staffing's present marketing plan in the homeland security arena is to utilize the power and expertise of its alliances and its own sales force to market decontamination products. The alliances are with several minority owned businesses that have disabled veteran owner status. This marketing plan further extends marketing of emergency equipment, decontamination products (mobile decontamination trailer), vehicles and personal protective equipment to federal, state, and local governments. The Company was named as one of seven (7) successful bidders in a $1,000,000,000 IDIQ (or indefinite delivery indefinite quantity) contract in the homeland security area with the state of Pennsylvania, and this contract has recently been renewed through June 30, 2006. The successful bidders have the opportunity to provide the equipment to be ordered by the State when and if the State determines to purchase such equipment. It provides the Company the opportunity, but not the guaranty, to make sales to Pennsylvania. The Company has not received any revenues under the IDIQ contract. The Company has not yet made any sales pursuant to these contracts.

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

(B) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 31, 2004, the Company's Principal Executive Officer/Principal Financial Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting. The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended the ("Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The company concludes that our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of Medical Staffing, their age, positions in Medical Staffing, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/
Executive Officer          Age      Position                                    Period served
-------------------        ---      --------------------------------------      --------------------------
Brajnandan B. Sahay        60       Chairman of the Board of Directors,         September 25, 2003 to Date
                                    President, Chief Executive Officer and
                                    Principal Financial Officer

L. Carl Jacobsen           62       Vice President - Human Resources and        September 25, 2003 to Date
                                    Administration

      Since Dr. Sahay is the sole director of Medical Staffing, there are no family relationships between or among the directors, executive officers or any other person. Dr. Sahay is not a director of any company that files reports with the Securities and Exchange Commission, nor has he been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending Dr. Sahay from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

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

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                                LONG-TERM COMPENSATION
                         -----------------------------------------------     -------------------------------------------
  NAME AND                                                                   RESTRICTED
  PRINCIPAL                                                     OTHER           STOCK        UNDERLYING         OTHER
  POSITION               YEAR      SALARY        BONUS      COMPENSATION        AWARDS         OPTIONS      COMPENSATION
-------------------      ----      ------        -----      ------------     ----------      ----------     ------------
Brajnandan B. Sahay      2004     $185,836(1)         --              --             --              --               --
                         2003     $159,984            --              --             --              --               --
                         2002     $149,083       $45,582              --             --              --               --

(1) $28,920 of this amount has been deferred.

Option Grants

      The Company has no outstanding options. However, pursuant to the Company's Employment Agreement with Dr. Sahay, the Company is obligated to grant 3,000,000 options to purchase common stock of the Company to Dr. Sahay. Upon the adoption of a stock option plan, the Company will issue these options to Dr. Sahay.

Compensation Of Directors

      Medical Staffing did not issue any shares of common stock as compensation to any director in 2004.

Employment Agreements

      As of December 31, 2004, he Company did not have any existing employment agreements. On January 1, 2005, the Company and Dr. Sahay entered into a five-year employment agreement, with an option to renew for additional one-year period. Pursuant to the Employment Agreement, Dr. Sahay will serve as Medical Staffing's President and Chief Executive Officer or other executive officer of the Company. Dr. Sahay will receive $250,000 per year, four weeks paid vacation, a car allowance and will be reimbursed for business expenses. Dr. Sahay will receive additional consideration of 3,000,000 options to purchase common stock of the Company for the fiscal year 2005 at an exercise price of $0.06 per share. For each year after 2005 and during the term of the Employment Agreement, Dr. Sahay shall be entitled to receive 3,000,000 options to purchase common stock of the Company at an exercise price equal to the average of the closing price of the Company's common stock for the 10 days immediately preceding June 30 of the applicable year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The table below sets forth information with respect of the beneficial ownership as of March 16, 2005 for any person who is known to Medical Staffing to be the beneficial owner of more than 5% of Medical Staffing's common stock.

----------------------------------------------------------------------------------------------------------------------------
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
----------------------------------------------------------------------------------------------------------------------------
                                       Name and Address                   Amount and Nature of Beneficial        Percentage
  Title of Class                      of Beneficial Owner                            Ownership                  of Class (1)
------------------   ------------------------------------------------     -------------------------------       ------------
Common               Brajnandan B. Sahay                                              47,362,722                     34.68%
                     8150 Leesburg Pike, Suite 1200
                     Vienna, Virginia 22182

Total                                                                                 47,362,722                     34.68%

                        SECURITY OWNERSHIP OF MANAGEMENT
----------------------------------------------------------------------------------------------------------------------------
                                       Name and address                   Amount and Nature of Beneficial         Percentage
  Title of Class                     of Beneficial Owner                             Ownership                   of Class (1)
------------------   ------------------------------------------------     -------------------------------       ------------
Common              Brajnandan B. Sahay                                               47,362,722                     34.68%
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

      The Company currently has no outstanding employee option plans. However, pursuant to the Company's Employment Agreement with Dr. Sahay, the Company is obligated to grant 3,000,000 options to purchase common stock of the Company to Dr. Sahay. Upon the adoption of a stock option plan, the Company will issue these options to Dr. Sahay.

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2004.

                                                                                                               NUMBER OF
                                                                                                               SECURITIES
                                                                                                          REMAINING AVAILABLE
                                                                      NUMBER OF                           FOR FUTURE ISSUANCE
                                                                  SECURITIES TO BE                            UNDER EQUITY
                                                                    ISSUED UPON       WEIGHTED-AVERAGE    COMPENSATION PLANS
                                                                    EXERCISE OF       EXERCISE PRICE OF       (EXCLUDING
                                                                    OUTSTANDING          OUTSTANDING          SECURITIES
                                                                  OPTIONS, WARRANTS   OPTIONS, WARRANTS   REFLECTED IN COLUMN
                                                                     AND RIGHTS           AND RIGHTS              (a))
                                                                    -----------         -----------           -----------
                                                                        (a)                  (b)                  (c)
Equity compensation plans approved by security holders                        0         $        --                     0
Equity compensation plans not approved by security holders                    0         $        --                     0
                                                                    -----------         -----------           -----------
TOTAL                                                                         0         $        --                     0
                                                                    ===========         ===========           ===========

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

10.2            Promissory Note in the principal amount of          Incorporated by reference to Exhibit 10.2 to the
                $875,920 made by the Company in favor of            Company's Annual Report on Form 10-KSB as filed with
                Brajnandan B. Sahay                                 the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 21, 2005.

July 21, 2005                   MEDICAL STAFFING SOLUTIONS, INC.


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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             PAGE(S)
Report of Independent Registered Public Accounting Firm                                                            1
Balance Sheets as of December 31, 2004 and 2003                                                                    2
Statements of Operations for the Years Ended December 31, 2004 and 2003                                            3
Statements of Changes in Stockholder's Equity (Deficit) for the Years Ended December 31, 2004 and 2003             4
Statements of Cash Flows for the Years Ended December 31, 2004 and 2003                                            5
Notes to Consolidated Financial Statements                                                                    6 - 22

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


/s/ BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.
Gibbsboro, New Jersey

February 25, 2005

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                     ASSETS
                                                                                        2004              2003
                                                                                     -----------       -----------
Current Assets:
 Cash and cash equivalents                                                           $    28,348       $    77,068
 Accounts receivable, net of allowance for doubtful accounts of $36,642
  and $55,070 in 2004 and 2003, respectively                                           1,477,837         1,423,719
 Due from related parties                                                                 10,341            30,007
 Prepaid expenses                                                                         53,110            54,976
                                                                                     -----------       -----------
  Total Current Assets                                                                 1,569,636         1,585,770
                                                                                     -----------       -----------
 Fixed assets, net of depreciation                                                        60,689            70,605
 Loan commitment fees                                                                     65,625                --
 Deposits                                                                                 52,643            27,643
                                                                                     -----------       -----------
TOTAL ASSETS                                                                         $ 1,748,593       $ 1,684,018
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

                 MEDICAL STAFFING SOLUTIONS, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           DECEMBER 31, 2004 AND 2003

                                                    2004               2003
                                                ------------       ------------
OPERATING REVENUES
 Revenue                                        $  6,734,564       $  8,385,675

COST OF SALES                                      5,018,601          5,886,077
                                                ------------       ------------
GROSS PROFIT                                       1,715,963          2,499,598
                                                ------------       ------------
OPERATING EXPENSES
 Administrative commissions and payroll            2,046,954          1,700,120
 General and administrative expenses               1,371,377            946,401
 Depreciation and amortization                        61,726             15,429
                                                ------------       ------------
   Total Operating Expenses                        3,480,057          2,661,950
                                                ------------       ------------
INCOME (LOSS) BEFORE OTHER (EXPENSES)             (1,764,094)          (162,352)
OTHER INCOME (EXPENSES)
 Amortization of discount on conversions            (108,760)                --
 Interest income                                       1,450              6,526
 Interest expense                                   (240,259)          (137,798)
                                                ------------       ------------
   Total Other Income (Expenses)                    (347,569)          (131,272)
                                                ------------       ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES      $ (2,111,663)      $   (293,624)
Provision for Income Taxes                                --                 --
                                                ------------       ------------

NET LOSS APPLICABLE TO COMMON SHARES            $ (2,111,663)      $   (293,624)
                                                ============       ============

NET LOSS PER BASIC AND DILUTED SHARES           $      (0.03)      $      (0.01)
                                                ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              62,372,351         41,200,000
                                                ============       ============

   The accompanying notes are an integral part of the consoldiated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                      Common Stock        Additional     Subscription
Description                                     Shares        Amount   Paid -in Capital   Receivable      Deficit         Total
-----------                                     ------        ------   ----------------   ----------      -------         -----
Balance, December 31, 2002                    10,499,333    $  10,500    $      34,500    $  (8,729)   $   (33,604)   $       2,667

Reverse merger with TeleScience
International                                  2,200,000        2,200        1,165,412        8,729     (2,989,638)      (1,813,297)

Cancellation of shares due to reverse
merger                                        (9,953,333)      (9,954)           9,954           --             --               --

14 to 1 stock split                           38,454,005       38,454          (36,000)          --             --            2,454

Contribution of capital                               --           --          262,400           --             --          262,400

Net loss for the year                                 --           --               --                    (293,624)        (293,624)
                                             --------------------------------------------------------------------------------------

Balance, December 31, 2003                    41,200,005       41,200        1,436,266           --     (3,316,866)      (1,839,400)

Shares issued for cash                         9,041,774        9,042          619,182           --             --          628,224

Shares issued for services                        10,000           10            1,390           --             --            1,400

Shares issued for loan commitment fee            750,000          750          104,250           --             --          105,000

Shares issued for conversion of
debentures                                    19,489,204       19,489          705,949           --             --          725,438

Shares issued in escrow under SEDA            35,000,000       35,000          915,000           --             --          950,000

Shares issued in conversion of loan
payable - officer                             17,018,400       17,018          833,902           --             --          850,920

Net loss for the year                                 --           --               --           --     (2,111,663)      (2,111,663)
                                             --------------------------------------------------------------------------------------

                                             122,509,383    $ 122,509    $   4,615,939    $      --    $(5,428,529)   $    (690,081)
                                             ======================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                           2004              2003
                                                                           ----              ----
CASH FLOW FROM OPERTING ACTIVIITES
 Net loss                                                              $(2,111,663)      $  (293,624)
                                                                       -----------       -----------
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization                                             61,726            15,429
  Amortization of discount on conversions                                  108,760                --
  Conversion of interest on convertible debentures                          16,678                --
  Common stock issued for services                                           1,400                --
  Allowance for doubtful accounts                                          (18,428)           55,070
Changes in assets and liabilities
  (Increase) in accounts receivable                                        (35,690)         (242,996)
  (Increase) decrease in prepaid expenses                                    1,866           (33,152)
  (Increase) in deposits                                                   (25,000)          (16,233)
  Increase (decrease) in accounts payable and
   and accrued expenses                                                   (431,635)           30,128
                                                                       -----------       -----------
  Total adjustments                                                       (320,323)         (191,754)
                                                                       -----------       -----------

  Net cash (used in) operating activities                               (2,431,986)         (485,378)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                                      (12,435)          (56,782)
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITES
 Capital contributions/common stock issuance for cash
   and subscriptions receivable                                            628,224           496,100
 Proceeds from convertible debentures                                      600,000                --
 Proceeds from standby equity distribution agreement/
  promissory note                                                        1,680,000                --
 (Payments) on standby equity distribution agreement/
  promissory note                                                         (365,000)               --
 (Decrease) in amounts due related parties                                 (24,667)         (101,386)
 Advances from related parties                                              19,666                --
 Proceeds (payments) from loan payable - officer/litigation
   settlement payable                                                       40,000          (216,236)
 Net proceeds (payments) of notes payable                                 (182,522)          430,348
                                                                       -----------       -----------
   Net cash provided by financing activities                             2,395,701           638,833
                                                                       -----------       -----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                                 (48,720)           66,666

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR                                                          77,068            10,402
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS - END OF YEAR                                $    28,348       $    77,068
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

Revenue and Cost Recognition

Revenue is recognized under the accrual method of accounting when the services are rendered rather than when cash is collected for the services provided. Specifically, the Company records the contract revenue on the gross basis, whereby the revenue is recorded when billed to the customer for the services performed.

Cost is recorded on the accrual basis as well, when the services are incurred rather than paid. The Company provides for reimbursement of costs through the use of a voucher system. Any out-of-pocket expenses incurred on behalf of the Company must be accompanied by a corresponding receipt and related voucher.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three (3) months or less to be cash equivalents.

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

Deferred Financing Fees

In March 2004, the Company issued 750,000 shares of common stock valued at $105,000 in connection with the Standby Equity Distribution Agreement ("SEDA"). The SEDA is for a period of 24-months, and commencing April 2004, the Company began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization expense for the years ended December 31, 2004 is $39,375. The Company's policy as it relates to commitment fees is to capitalize and amortize those expenditures over the life of the financial instrument. Other fees and costs associated with the SEDA are expensed as incurred.

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and the Company adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123.

The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. Fair value is measured as the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                                      December 31,       December 31,
                                                                          2004               2003
                                                                      ------------       ------------
            Net Loss                                                  $ (2,111,663)      $   (293,624)
                                                                      ------------       ------------
            Weighted-average common shares outstanding (Basic)          62,372,351         41,200,005
            Weighted-average common stock equivalents:
            Stock options and warrants                                          --                 --
            Weighted-average common shares outstanding (Diluted)        62,372,351         41,200,005
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

The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2004 and 2003:

                                                     2004            2003
                                                   ---------       ---------
            Furniture, fixtures and equipment      $ 153,066       $ 140,631
            Less: accumulated depreciation           (92,377)        (70,026)
                                                   ---------       ---------
            Net book value                         $  60,689       $  70,605
                                                   =========       =========

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

NOTE 8 - DUE TO RELATED PARTIES

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

NOTE 10 - STOCKHOLDERS' (DEFICIT)

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

NOTE 10 - STOCKHOLDERS' (DEFICIT) (CONTINUED)

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

NOTE 12 - COMMITMENTS

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

The Company entered into a non-binding letter of intent on December 1, 2004 and subsequent asset purchase agreement with Nurses PRN, LLC dated as of June 16, 2005 pursuant to which the Company acquired Nurses PRN, LLC.

The Company entered into a non-binding letter of intent on July 15, 2004 with Physicians Informatics, Inc. d.b.a. Practice One, a Virginia corporation. This letter of intent was terminated on December 3, 2004.

On December 30, 2004, the Company entered into a non-binding letter of intent with A&T Systems, Inc. to acquire certain assets of A&T.

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

NOTE 13 - STANDBY EQUITY DISTRIBUTION AGREEMENT

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

NOTE 14 - PROMISSORY NOTE

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 15 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003. The Company may not be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 16 - SUBSEQUENT EVENTS

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

On June 16, 2005 the Company entered into an asset purchase agreement with Nurses PRN, LLC pursuant to which the Company acquired Nurses PRN, LLC.