Form 10QSB
period 2005-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2005-08-15
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
(MARK ONE)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______ to _______

                          Commission File No. 000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)


                  Nevada                                 91-2135006
       (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
     of Incorporation or Organization)

8150 Leesburg Pike, Suite 1200, Vienna, Virginia              22182
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

                                    OUTSTANDING SHARES ON
                         CLASS          August 1, 2005
                    --------------- ---------------------
                    Common Stock          275,253,677

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2005

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                         $    10,182
  Accounts receivable, net of allowance for doubtful
     accounts of $46,096                                              1,031,600
  Accounts receivables-other                                              9,100
  Prepaid expenses                                                       38,518
                                                                    -----------
    Total Current Assets                                              1,089,400
                                                                    -----------
  Fixed assets, net of depreciation                                      49,517
  Loan commitment fees, net                                              39,375
  Deposits                                                            1,650,643
                                                                    -----------
TOTAL ASSETS                                                        $ 2,828,935
                                                                    ===========
                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - current portion                                    $   551,765
  Promissory note - Standby Equity Distribution Agreement             1,579,068
  Due to related parties                                                 73,333
  Accounts payable and accrued expenses                                 751,498
  Loan payable - Officer / Litigation settlement payable                 50,000
                                                                    -----------
      Total Current Liabilities                                       3,005,664
                                                                    -----------
      Total Liabilities                                               3,005,664
                                                                    -----------

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized
      0 shares issued and outstanding                                        --
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      166,600,015 shares issued and outstanding                         166,600
  Additional Paid-in-Capital                                          5,750,728
  Deficit                                                            (6,094,057)
                                                                    -----------
      Total Stockholders' (Deficit)                                    (176,729)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                       $ 2,828,935
                                                                    ===========
      The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                              SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                             2005           2004              2005            2004
                                             ----           ----              ----            ----
OPERATING REVENUES
  Revenue                              $   2,859,076   $   3,378,458       1,212,986   $   1,693,442


COST OF SALES                              1,959,864       2,711,638         834,303       1,396,010
                                       -------------   -------------   -------------   -------------


GROSS PROFIT                                 899,212         666,820         378,683         297,432
                                       -------------   -------------   -------------   -------------

OPERATING EXPENSES
   Administrative payroll, benefits
and overhead costs                           903,499       1,052,968         389,143         491,184
   General and administrative
expenses                                     485,070         686,948         213,211         449,910

   Depreciation and amortization              37,422          23,950          18,711          20,549
                                       -------------   -------------   -------------   -------------

       Total Operating Expenses            1,425,991       1,763,866         621,065         961,643
                                       -------------   -------------   -------------   -------------


(LOSS) BEFORE OTHER INCOME (EXPENSES)       (526,779)     (1,097,046)       (242,382)       (664,211)
                                       -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSES)
   Amortization of discount on
conversions                                       --          (8,962)             --          (8,962)

   Interest income                            10,314             599           5,196              --

   Interest expense                         (149,063)        (63,702)        (81,678)        (28,826)
                                       -------------   -------------   -------------   -------------

       Total Other Income (Expenses)        (138,749)        (72,065)        (76,482)        (37,788)
                                       -------------   -------------   -------------   -------------

NET LOSS BEFORE PROVISION FOR INCOME                                                               $
TAXES                                  $    (665,528)  $  (1,169,111)       (318,864)  $    (701,999)

Provision for Income Taxes                        --              --              --              --
                                       -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHARES   $    (665,528)  $  (1,169,111)       (318,864)  $    (701,999)
                                       =============   =============   =============   =============


NET LOSS PER BASIC AND DILUTED SHARES  $    (0.00445)  $    (0.02383)       (0.00193)  $    (0.01299)
                                       =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON

    SHARES OUTSTANDING                   149,722,241      49,056,828     164,873,134      54,033,762
                                       =============   =============   =============   =============

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                  2005          2004
                                                                  ----          ----
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                   $  (665,528)  $(1,169,111)
                                                              -----------   -----------
   Adjustments to reconcile net loss to net cash
     used in operating activities
     Depreciation and amortization                                 37,422        32,912
     Common stock issued for services                                  --         1,400
     Common stock issued for interest payments                     62,142            --
  Changes in assets and liabilities
     Decrease in accounts receivable                              446,237        71,665
     (Increase) in accounts receivable -other                      (9,100)
     (Increase) decrease in prepaid expenses                       14,592       (17,264)
     (Increase) in deposits                                    (1,598,000)           --
     (Decrease) in accounts payable and
       and accrued expenses                                       (82,259)     (692,350)
                                                              -----------   -----------
     Total adjustments                                         (1,128,966)     (603,637)
                                                              -----------   -----------

     Net cash (used in) operating activities                   (1,794,494)   (1,772,748)
                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                --       (10,325)
   Increase (decrease) in amounts due related parties             (21,659)       55,007
                                                              -----------   -----------

      Net cash provided by (used in) investing activities         (21,659)       44,682
                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issuances for cash - net of expenses            1,116,738       653,223
   Proceeds from convertible debentures-net                                     600,000
   Proceeds from promissory note -SEDA                          1,214,068     1,000,000
   Net payments from loan payable - officer / litigation
       settlement payable                                         (15,000)      (25,000)
   Net proceeds (payments) of notes payable                      (517,819)     (363,690)
                                                              -----------   -----------
       Net cash provided by financing activities                1,797,987     1,864,533
                                                              -----------   -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                                     (18,166)      136,467

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                            28,348        77,068
                                                              -----------   -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                     $    10,182   $   213,535
                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                          $   131,904        63,702
                                                              ===========   ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

   Common stock issued for services                                    --         1,400
                                                              ===========   ===========

   Common stock issued for loan commitment fees               $   160,000       105,000
                                                              ===========   ===========


   Common stock issued for conversion of debt                 $        --   $    50,000
                                                              ===========   ===========


   Amortization of discount on conversions                    $        --   $     8,962
                                                              ===========   ===========


   Common stock issued for interest payment                   $    62,142   $        --
                                                              ===========   ===========

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

            Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1 stock or 1400% on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of June 30, 2005, the Company had 166,600,015 shares of common stock issued and outstanding.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

            Cost is recorded on the accrual basis as well, when the services are incurred rather than paid. The Company provides for reimbursement of costs through the use of a voucher system. Any out -of-pocket expenses incurred on behalf of the company must be accompanied by a corresponding receipt and related voucher.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Advertising

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the six months ended June 30, 2005 and 2004, respectively.

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

            Deferred Financing Fees

            In March 2004, the Company issued 750,000 shares of common stock valued at $105,000 in connection with the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement is for a period of 24-months, and commencing April 2004, the Company began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization for the six months ended June 30, 2005 and 2004 is $26,250 and $13,125, respectively.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                              June 30,         June 30,
                                                                2005             2004
                                                            -------------   -------------

            Net Loss                                            ($665,528)    ($1,169,111)
                                                            -------------   -------------

            Weighted-average common shares
             outstanding (Basic)                              149,722,241      49,056,828

            Weighted-average common stock equivalents:
               Stock options and warrants                              --              --

            Weighted-average common shares
             outstanding (Diluted)                            149,722,241      49,056,828
                                                            =============   =============

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of June 30, 2005, there were no outstanding options or warrants available.

            Reclassifications

            Certain amounts for the six months ended June 30, 2004 have been reclassified to conform to the presentation of the June 30, 2005 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2004.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Stock Based Compensation

            Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".

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

            The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (Continued)

            In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

            On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 3-     ACCOUNTS RECEIVABLE

            A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At June 30, 2005, the Company has $1,069,146 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $46,096 at June 30, 2005.

            The Company has also advanced related parties certain amounts, mostly in the form of employee advances. There was $8,550 due at June 30, 2005 for these advances. This amount has been included in the accounts receivable.

            The Company has also advanced a rental deposit that is also part of the asset purchase agreement. The balance was $9,100 at June 30, 2005.

            The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).

NOTE 4-     PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at June 30, 2005:

            Furniture, fixtures and equipment  $153,065

            Less:  accumulated depreciation     103,548
                                               --------

            Net book value                     $ 49,517
                                               ========

            Depreciation expense for the six months ended June 30, 2005 and 2004 was $11,172 and $10,825, respectively.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 5-     NOTES PAYABLE

            In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at June 30, 2005 has been repaid

            In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security division. The note payable was non-interest bearing until May 2003 and now bears interest at 7%. The note is due on demand. The balance has been paid off, effective March 2005.

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

            In June 2005, the Company entered into a line of credit agreement with a factor. The factor has established a five million dollar credit facility with the Company in order for the Company to finance their account receivables. The loan which is due on demand bears interest at prime plus .50%. The balance as of June 30, 2005 was $551,765.

NOTE 6-     INVESTMENT

            Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project, after the Company funded approximately $387,269 as of March 31, 2004, ran out of funding, and the project has since ceased for the moment. Management has reserved an allowance for the entire amount, as the investment value is not known

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 7-     DUE TO RELATED PARTIES

            The Company has outstanding at June 30, 2005, $73,333 non-interest bearing to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the condensed consolidated balance sheet as current liabilities.

NOTE 8-     DEPOSITS

            The Company deposited $1,600,000 in escrow. The escrow is the cash consideration portion of the asset purchase agreement (See Note 15). The funds will remain in escrow until the transaction is complete. The balance of $50,643 are security deposits.

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

            At June 30, 2005, deferred tax assets approximated the following:

            Deferred tax assets                      $1,828,000
            Less:  valuation allowance               (1,828,000)
                                                     ----------
            Net deferred tax assets                  $      -0-
                                                     ==========

            At June 30, 2005, the Company had accumulated deficits in the amount of $6,094,057, available to offset future taxable income through 2023. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

            The Company has 166,600,020 common shares issued and outstanding as of June 30, 2005.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 10-    STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)

            The Company issued shares in March 2004 to Cornell Capital Partners, L.P. as a commitment fee for the equity line of credit. The value of these shares is $105,000 and has been reflected as commitment fees in the condensed consolidated balance sheet at June 30, 2005. Since the effective date of the registration statement, the Company has recognized $65,625 of amortization.

            In January 2005, the Company incurred additional financing fees valued at $160,000. The Company charged the financing fees and associated legal fees against paid-in-capital in connection with the equity financing agreement.

            The Company issued 42,626,373 shares of common stock for $1,365,000 and 1,464,261 shares for the conversion of interest costs in the amount of $62,142.

NOTE 11-    LOAN PAYABLE - OFFICER

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

            The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. The Company has paid down this liability and the total outstanding at June 30, 2005 is $50,000.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)


NOTE 13-    STANDBY EQUITY DISTRIBUTION AGREEMENT (CONTINUED)

            As previously stated in Note 10, in January 2005, the Company incurred additional financing fees valued at $160,000. The Company charged the financing fees and associated legal fees against paid-in-capital in connection with the equity financing agreement.

NOTE 14-    GOING CONCERN

            As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003, and additional losses in the six months ended June 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management states that they are confident that they can improve operations and raise the appropriate funds needed through sales of common stock and debt.

            Cornell Capital Partners L.P. and the Company entered into a Convertible Debenture agreement in the first quarter of 2004 for $600,000. Cornell had originally advanced $250,000 of this amount at closing and advanced the remaining $350,000 upon the filing of the registration statement, which occurred in April 2004. The Company also negotiated a Promissory Note in the amount of $2,000,000 in the first quarter of 2005. The balance at June 30, 2005 is $1,579,068. For the six months ended June 30, 2005, the Company issued 1,464,261 shares of common stock to Cornell Capital Partners, L.P. under the Standby Equity Distribution Agreement, the proceeds of which were used to satisfy $62,142 of interest due under the Promissory Notes outstanding.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 14-    GOING CONCERN (CONTINUED)

            On January 5, 2005, the Company entered into a third promissory note for $2,000,000 with Cornell Capital Partners, L.P. and placed an additional 40,000,000 shares of common stock into escrow, per the agreement. As of date of this report, there are no shares remaing in escrow.

            The condensed  consolidated  financial statements do not include any
            adjustments   that   might   result   from  the   outcome  of  these
            uncertainties.

NOTE 15-    SUBSEQUENT EVENT

            The Company entered into an asset purchase agreement on June 16, 2005 with Nurses PRN, LLC, a Florida limited liability company. The Company closed on this transaction on July 1, 2005.

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


General

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. The information contained below includes statements of Medical Staffing's or management's  beliefs,  expectations,  hopes,  goals  and  plans  that,  if  not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.


Going Concern

      As reflected in the Company's financial statements as of June 30, 2005, the Company's accumulated deficit of $6,094,057 and its working capital deficiency of $1,916,264 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital under our Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Cornell Capital Partners") dated March 11, 2004. The financial statements for June 30, 2005 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


Results Of Operations For The Quarter Ended June 30, 2005, Compared To Quarter Ended June 30, 2004

      Revenues

      Revenues for the quarter ended June 30, 2005, were $1,212,986, a decrease of $480,456, as compared to revenues of approximately $1,693,442 for the quarter ended June 30, 2004. The decrease in revenues in 2005 was primarily attributable to the completion of several significant government contracts for the providing of services in the nursing industry to government facilities.

      Cost Of Sales

      Cost of sales for the quarter ended June 30, 2005, was approximately $834,000, or 69% of revenues, as compared to approximately $1.4 million, or 82% of revenues, for the quarter ended June 30, 2004. The percentage decrease in cost of sales for the quarter ended June 30, 2005 was primarily attributable to the fact that the contracts we completed were at low margin and that the margin we achieved on work performed this year was better due, in part, to greater control over expenses associated with the labor to perform the contracts.

      Gross Profit

      Gross profit for the quarter ended June 30, 2005, was $378,683, or 31% of revenues, as compared to gross profit of $297,432, or 18% of revenues, for the quarter ended June 30, 2004.


      Operating Expenses

      Operating expenses for the quarter ended June 30, 2005, were $621,065, or 51% of revenues, as compared to $961,643, or 57% of revenues, for the quarter ended June 30, 2004. The decrease in operating expenses in 2005 was primarily attributable to decreased cost of administrative payroll, benefits and overhead costs.


      Other Income (Expense)

      Other expense for the quarter ended June 30, 2005, was $76,482, as compared to $37,788 for the quarter ended June 30, 2004. The increase was due to higher interest expenses incurred.


      Net Loss

      The Company had a net loss of $318,864 for the quarter ended June 30, 2005, compared to a net loss of $701,999 for the quarter ended June 30, 2004. The decreased loss of $383,135 was mainly attributable to lower improved margins and reduced operating expenses.


Results of Operations for the Six Months Ended June 30, 2005, Compared To Six Months Ended June 30, 2004


      Revenues

      Revenues for the six months ended June 30, 2005, were $2,859,076, a decrease of $519,382, as compared to revenues of $3,378,458 for the six months ended June 30, 2004. The decrease in revenues in 2005 was primarily attributable to the completion of several significant government contracts for the providing of services in the nursing industry to government facilities.


      Cost Of Sales

      Cost of sales for the six months ended June 30, 2005, was approximately $2.0 million, or 69% of revenues, as compared to approximately $2.7 million, or 80% of revenues, for the six months ended June 30, 2004. The percentage decrease in cost of sales for the six months ended June 30, 2005, was primarily attributable to the fact that the contracts we completed were at low margin and that the margin we achieved on work performed this year was better due, in part, to greater control over expenses associated with the labor to perform the contracts.


      Gross Profit

      Gross profit for the six months ended June 30, 2005, $899,212, or 31% of revenues, as compared to gross profit of $666,820 or 20% of revenues, for the six months ended June 30, 2004.


      Operating Expenses

      Operating expenses for the six months ended June 30, 2005, were $1,425,991, or 50% of revenues, as compared to $1,763,866, or 52% of revenues, for the six months ended June 30, 2004. The decrease in operating expenses in 2005 was primarily attributable to decreased cost of administrative payroll, benefits and overhead costs.

      Other Income (Expense)

      Other expense for the six months ended June 30, 2005, was $138,749, as compared to $72,065 for the six months ended June 30, 2004. The increase was due to an increase in interest expenses.


      Net Loss

      The Company had a net loss of $665,528 for the six months ended June 30, 2005, compared to a net loss of $1,169,111 for the six months ended June 30, 2004. The decrease of $503,583 was mainly attributable to higher gross margins which led to a higher gross profit and lower operating expenses.


Liquidity and Capital Resources

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $665,528 and $1,169,111 for the six months ended June 30, 2005 and 2004, respectively, and has an accumulated deficit of $6,094,057 at June 30, 2005. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      The Company is at present meeting its current obligations from its monthly cash flows and cash proceeds from sale of equity securities and debt, which during 2002, 2003, 2004 and to date in 2005 has included cash from operations, investor capital, loans from related parties and from other lenders. However, due to insufficient cash generated from operations, the Company currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. As a result, the Company is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed the Company to meet its obligations in the recent past, there can be no assurances that the Company's present methods of generating cash flow will be sufficient to meet future obligations. Historically, the Company has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that the Company will be able to raise additional capital in this manner.

      Cash used in operating activities was $1,794,494 for the six months ended June 30, 2005, compared to $1,772,748 for the same period in 2004. Cash used would have been substantially less due to a reduction in accounts receivable; however cash was placed in escrow for the Nurses PRN, LLC acquisition which closed after this period.

      Cash used in investing activities was $21,659 for the six months ended June 30, 2005, compared to cash provided by investing activities of $44,682 for the same period in 2004. This decrease was principally due to a reduction in amounts due to related parties.

      Net cash provided by financing activities was $1,797,987 for the six months ended June 30, 2005, compared to $1,864,533 during the same period in 2004. This was mainly due to the funding through the Standby Equity Distribution Agreement.

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan was fully paid off in June 30, 2005.

      Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding as of June 30, 2005.

      In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including Homeland Security operations. The note payable was non-interest bearing until May 2003 and bore interest at 7% going forward. The note was fully paid in May 2004.

      In 1997, the Company borrowed $300,000 plus interest at 10% from an individual, had started repayments of that note with interest and paid down the balance to $163,000. The Company received notice in 2002 that the lender filed a lawsuit against the Company, and in 2002 recorded the full settlement amount due the lender. The remaining balance of $163,000 is included in that settlement amount as of December 2002. This amount was paid back from a private stock transaction by the officer in November 2003.

      On  March  11,  2004,  the  Company  entered  into a  Securities  Purchase
Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. In April 2004, Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. During the year ended December 31, 2004, Cornell converted the entire $600,000 into 19,489,204 shares of common stock and the Company recognized $108,760 of amortization of discount on the debenture conversions.

      On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price, which is defined as the lowest volume weighted average price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to an underwriting fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

      On June 11, 2004, the Company received $1,000,000 in return for a promissory note to Cornell Capital Partners. As of March 31, 2005, the note has been fully paid.

      On October 18, 2004, the Company received $315,000 in return for a promissory note issued to Cornell Capital Partners. As of March 31, 2005, the he note has been fully paid.

      On January 1, 2005, Medical Staffing and Dr. Brajnandan B. Sahay entered into a five (5) year employment agreement. Pursuant to the employment agreement, Dr. Sahay shall serve as Medical Staffing's President and Chief Executive Officer or other executive officer of Medical Staffing. Dr. Sahay will receive $250,000 per year, four (4) weeks paid vacation, a car allowance and will be reimbursed for business expenses. Dr. Sahay will receive additional consideration of 3,000,000 options to purchase common stock of Medical Staffing for the fiscal year 2005 at an exercise price of $0.06 per share. For each year after 2005 and during the term of the employment agreement, Dr. Sahay shall be entitled to receive 3,000,000 options to purchase common stock of Medical
Staffing at an exercise price equal to the average of the closing price of Medical Staffing's common stock for the ten (10) days immediately preceding June 30 of the applicable year. The obligations of Medical Staffing pursuant to the employment agreement will have a significant impact on Medical Staffing's liquidity and results of operations.

      On January 5, 2005, Medical Staffing received $2,000,000 in return for a promissory note issued to Cornell Capital Partners which was subsequently amended on June 7, 2005. The promissory note, as amended, accrues interest at twelve percent (12%) per year and matures on January 5, 2006. The promissory notes are due at maturity, regardless of the availability of proceeds under the Standby Equity Distribution Agreement, unless an extension is mutually agreed to by Cornell Capital Partners and Medical Staffing in writing. If the note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest thereon at the rate of twenty four percent (24%) per year or the highest permitted by applicable law, if lower. On April 26, 2005, Medical Staffing received $500,000 in return for a promissory note issued to Cornell Capital Partners which was amended on June 7, 2005. The promissory note, as amended, accrues interest at twelve percent (12%) per year and matures in December 2005. The note is payable either out of the net proceeds to be received by Medical Staffing under the Standby Equity Distribution Agreement or Medical Staffing is to pay all amounts due at maturity, regardless of the availability of proceeds under the Standby Equity Distribution Agreement, unless an extension is mutually agreed to by Cornell Capital and Medical Staffing in writing. If the note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest thereon at the rate of twenty four percent (24%) per year or the highest permitted by applicable law, if lower. As of June 30, 2005, $1,579,068 plus accrued interest as of that date remain outstanding on all promissory notes issued to Cornell Capital Partners.

      Through August 1, 2005, Medical Staffing has drawn down $2,440,000 under the Standby Equity Distribution Agreement and Medical Staffing has issued 74,744,294 shares of common stock to Cornell Capital Partners. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital Partners on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital Partners on October 18, 2004, and a portion of the $2,000,000 promissory note issued to Cornell Capital Partners on January 5, 2005.

      On June 27, 2005, Medical Staffing entered into a factoring agreement (the "Factoring Agreement") with its wholly-owned subsidiary TeleScience International, Inc. ("TeleScience"), its wholly-owned subsidiary Nurses PRN Acquisition Corp. ("NPRN") and SYSTRAN Financial Service Corporation ("SYSTRAN"), a subsidiary of Textron Financial Corporation ("Textron"), pursuant to which SYSTRAN established a $5,000,000 credit facility (the "Facility") with Medical Staffing in order for Medical Staffing to finance the accounts receivables of TeleScience and NPRN. The Factoring Agreement shall commence its term on the date Medical Staffing first receives funds pursuant to the Facility, and shall continue through twelve (12) months, with twelve (12) month renewal periods. Medical Staffing shall pay interest on any outstanding balance at the Wells Fargo Bank Prime Rate plus one half of one percent (0.50%), and pay a discount fee of one half of one percent (0.50%) of the face amount of all unbilled invoices and bills purchased by SYSTRAN. SYSTRAN shall have a first and only security interest in all of Medical Staffing's present and future accounts, deposit accounts, chattel paper, contract rights (including insurance contracts and insurance proceeds), general intangibles, choses in action, instruments and documents, whether owned as of the date of the Factoring Agreement or acquired thereafter, and the proceeds of each of the foregoing. Upon the request of Medical Staffing, the Facility shall be reviewed for conversion to a Textron asset-based revolving credit facility. The outstanding balance at June 30, 2005 was approximately $551,765.

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


Plan Of Operations

        The Company, through its TeleScience subsidiary, provides:

            o     medical staffing services,

            o information technology ("IT") and telecommunications services, and

            o     homeland security ("Homeland Security") products and services.

        TeleScience provides two categories of services:

            o     medical systems ("Medical Systems") and

            o     technology ("Technology")

      The Medical Systems operations specialize in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. In 2005, the Company intends to expand to provide long-term staffing of nurses (RNs and LPNs) to private hospitals. The Company is planning to do this through acquisitions in the private healthcare field and, subsequent to the period of this report, has acquired the assts of Nurses PRN, LLC, which was completed on July 1, 2005.

      The Technology operations specialize in long-term professional consulting and staffing of experienced and qualified IT personnel in the government and private sectors. We provide systems integration and IT services. We also serve Homeland Security efforts with emergency equipment, decontamination products, vehicles, and supplies within the federal government, particularly the Department of Defense and the Veteran's Administration. Medical Staffing is planning to do this through acquisitions in the private healthcare field.

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

      In October 2003, the Company extended its agreement with the California State Department of Corrections for Contract Nursing Staff. This agreement has an annual estimated value of $2.5 million.

      In September 2004, the Company signed new master contracts with the California State Department of Corrections for Contract Nursing Staff. These contracts, each a multiple award vendor award, have estimated ceiling values of $50 million and $4.11 million respectively and are effective for three years starting October 1, 2004. These contracts allow the Company to compete for this amount of business.

      During 2004 the Company was awarded an extension of contracts for medical services that the Company holds on a number of U.S. Air Force bases and on which it has performed during the period ending June 30, 2005.


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

      Expansion of Medical Services into the Private Sector. In January 2004, the Company hired a seasoned executive to direct the Company's expansion of its medical services into the private health care sector. This expansion will provide long-term part-time and full-time staffing of registered nurses (RNs) and licensed professional nurses (LPNs) to private health care facilities in the tri-state area (Virginia, Maryland, DC), as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers. This expansion has been accelerated and broadened by our purchase of the assets of Nurses PRN, LLC (hereinafter referred to as NPRN) which occurred subsequent to the period of this filing. NPRN operates in eleven offices located in eight states and plans to establish operations in several additional states and additional locales within the states which it operates.

      Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional level staff for medical contracts. This plan is geared toward expanding the business of Medical Staffing's most active services, the Medical Systems operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving towards entering into similar staffing arrangements with its private sector clients. The long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially registered nurses in the United States. Subsequent to the Nurses PRN, LLC acquisition event (hereinafter referred to as "NPRN"), the Company opened a national recruiting office and is also recruiting through the NPRN offices.

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

      Domestic Recruiting of Health Care Professionals. Medical Staffing has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. During the calendar year 2004 the Company hired ninety one (91) new employees and one hundred eleven (111) employees left the Company. Subsequent to the period of this report, the Company established a national recruiting center in Vienna, Virginia for the recruitment of health care professionals to help meet its needs on a regular basis, as well as its future contract requirements on a proactive basis. The Company uses newspaper and internet media extensively for these purposes and will continue to do so. Medical Staffing's website was updated in 2004 to attract these professionals to apply for jobs directly for open or future upcoming positions.

      Acquisition of Suitable Companies. Subsequent to the period of this report, the Company completed its acquisition of the assets of Nurses PRN, LLC. On December 30, 2004, Medical Staffing entered into a non-binding letter of intent with A&T Systems, Inc., and on January 10, 2005, a non-binding letter of intent with Staff Relief, Inc. Each of these letters has now expired and the Company does not expect to acquire any of the assets covered by these letters at this time. The Company is investigating other potential acquisitions and co-ventures.

Develop A Homeland Security Marketing Plan

      We view this market sector as an opportunity for rapid growth. The Company has invested approximately Two Hundred Thousand Dollars ($200,000) to build an infrastructure and to generate an initial presence in this sector. The initial managers of this segment of the business were unable to produce as expected and have been replaced by a new director of marketing and sales. During the first quarter of 2004, Medical Staffing formed a strategic alliance with Mobile
Healthcare Solutions, a provider of deployable, mobile medical treatment facilities. The two companies intend to partner for joint bidding on select projects in homeland security arenas that fit their combined expertise. As of June 30, 2005 the companies have not collaborated on any bids. The specific relationship of the parties to one another will be determined at the time of each bid. Medical Staffing's present marketing plan in the homeland security arena is to utilize the power and expertise of its alliances and its own sales force to market decontamination products. The alliances are with several minority owned businesses that have disabled veteran owner status. This marketing plan further extends marketing of emergency equipment, decontamination products (mobile decontamination trailer), vehicles and personal protective equipment to federal, state, and local governments. The Company was named as one of seven (7) successful bidders in a $1,000,000,000 IDIQ (or indefinite delivery indefinite quantity) contract in the homeland security area with the state of Pennsylvania, and this contract has recently been renewed through June 30, 2006. The successful bidders have the opportunity to provide the equipment to be ordered by the State when and if the State determines to purchase such equipment. It provides the Company the opportunity, but not the guaranty, to make sales to Pennsylvania. The Company has not received any revenues under the IDIQ contract. The Company has not yet made any sales pursuant to these contracts.

Subsequent Event

      On July 1, 2005, the Company completed its acquisition of all of the assets, properties, privileges, rights, interests, business and goodwill belonging to Nurses PRN, LLC, of every kind and description, real, personal and mixed, tangible and intangible and wherever located (the "Purchased Assets"). The Purchased Assets include all cash items, securities and financial instruments of Nurses PRN, LLC, all Fixed Assets, Accounts Receivable, Real Property Leases, Intellectual Property, Material Contracts, Files and Records and Goodwill (as each term is defined in the Purchase Agreement, dated June 16, 2005, by and among NPRN, Nurses PRN, LLC and the members of Nurses PRN, LLC listed therein (collectively, the "Members")).

      As consideration for the Purchased Assets, NPRN caused the Company to issue and deliver 9,500,000 shares of common stock of the Company to Nurses PRN, LLC for delivery to the Members in the denominations set forth opposite each Member's name on Exhibit A to the Purchase Agreement and 2,500,000 shares to a creditor. NPRN also paid to Nurses PRN, LLC One Million Six Hundred Thousand Dollars ($1,600,000) as a cash consideration. In addition to the share and cash consideration, NPRN agreed to pay a contingent payment to Nurses PRN, LLC which shall be based on NPRN's achievement of financial targets based on an EBITDA Target (as defined in the Purchase Agreement) which shall not exceed Five Hundred Thousand Dollars ($500,000). In addition to the Purchased Assets, NPRN assumed certain Assumed Liabilities (as defined in the Purchase Agreement) including (a) a Three Hundred Sixty Five Thousand Four Hundred Eighty Seven and 50/100 Dollar ($365,487.50) note payable issued to a creditor by NPRN; (b) a Two Hundred Fifty Thousand Dollar ($250,000) note payable to a creditor by NPRN and
(c) certain general payables as set forth in Schedule 1.4 of the Purchase Agreement.

      We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000.


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

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      Medical Staffing is not currently involved in any material legal proceedings. However, in 2003, we thought we had settled a claim against Medical Staffing from an individual who was a former officer and investor. In satisfaction of that settlement, 2,655,678 restricted shares of Medical Staffing common stock were delivered to the individual in November of 2003. The individual subsequently decided to attempt to reject the share tender and demand a cash settlement. Medical Staffing believes its tender to have been sufficient and binding. The parties are engaged in legal proceedings to determine the issue. On August 12, 2005 the Company was successful in a summary judgment proceeding invalidating the claim. Medical Staffing has been advised by counsel that, in the event the plaintiff persists, the Company's position should prevail; however, a possibility exists that we could be unsuccessful in these proceedings. The individual is demanding a payment of $899,000 not including attorney's fees and collection costs.

      The Company may become involved in litigation, from time to time, in the ordinary course of business.


ITEM 2.  CHANGES IN SECURITIES

      The Company issued 29,678,670 shares of common stock during the first quarter of 2005 for $1,065,000 in cash paid to the Company. The Company issued 14,811,962 shares of common stock during the second quarter of 2005 for $300,000 in cash paid to the Company.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits:

EXHIBIT NO.
3.1             Articles of Incorporation, as amended               Incorporated by reference to Exhibit 3(a) to the
                                                                    Company's Registration Statement on Form SB-2 as filed
                                                                    with the United States Securities and Exchange
                                                                    Commission on October 9, 2001

3.2             By-laws                                             Incorporated by reference to Exhibit 3(b) to the
                                                                    Company's Registration Statement on Form SB-2 as filed
                                                                    with the United States Securities and Exchange
                                                                    Commission on October 9, 2001

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

3.4             Certificate of Amendment to Articles of             Incorporated by reference to Exhibit 3 to the
                Incorporation                                       Company's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on March 27, 2003

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

10.2            Promissory Note in the principal amount of          Incorporated by reference to Exhibit 10.2 to the
                $875,920 made by the Company in favor of Dr. B.B.   Company's Annual Report on Form 10-KSB as filed with
                Sahay                                               the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

10.8            Escrow Agreement dated March 11, 2004 among         Incorporated by reference to Exhibit 10.8 to the
                Medical Staffing, Cornell Capital Partners LP,      Company's Annual Report on Form 10-KSB as filed with
                and Butler Gonzalez, LP                             the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.9            Securities Purchase Agreement dated March 11,       Incorporated by reference to Exhibit 10.9 to the
                2004 among Medical Staffing and the Buyers listed   Company's Annual Report on Form 10-KSB as filed with
                therein.                                            the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.10           Escrow Agreement dated March 11, 2004 among         Incorporated by reference to Exhibit 10.10 to the
                Medical Staffing, Butler Gonzalez, LP and the       Company's Annual Report on Form 10-KSB as filed with
                Buyers listed therein                               the United States Securities and Exchange Commission
                                                                    on April 9, 2004

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

10.12           Investors Registration Rights Agreement dated       Incorporated by reference to Exhibit 10.12 to the
                March 11, 2004 between Medical Staffing and the     Company's Annual Report on Form 10-KSB as filed with
                Investors listed therein                            the United States Securities and Exchange Commission
                                                                    on April 9, 2004

10.13           Placement Agent Agreement dated March 11, 2004      Incorporated by reference to Exhibit 10.13 to the
                among Medical Staffing and Cornell Partners LP      Company's Annual Report on Form 10-KSB as filed
                                                                    with the United States Securities and Exchange
                                                                    Commission on April 9, 2004

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

10.18           $1,000,000 Promissory Note issued to Cornell        Incorporated by reference to Exhibit 10.18 to Medical
                Capital Partners, LP by Medical Staffing on June    Staffing's Annual Report on Form 10-KSB as filed with
                8, 2004                                             the United States Securities and Exchange Commission
                                                                    on March 31, 2005

10.19           $315,000 Promissory Note issued to Cornell          Incorporated by reference to Exhibit 10.19 to Medical
                Capital Partners, LP by Medical Staffing on         Staffing's Annual Report on Form 10-KSB as filed with
                October 6, 2004                                     the United States Securities and Exchange Commission
                                                                    on March 31, 2005

10.20           Amended and Restated Promissory Note issued to      Incorporated by reference to Exhibit 10.25 to Medical
                Cornell Capital Partners, LP by Medical Staffing    Staffing's Amended Form SB-2 as filed with the United
                on January 5, 2005 and amended on June 7, 2005      States Securities and Exchange Commission on August 5,
                                                                    2005

10.21           Employment Agreement between Medical Staffing and   Incorporated by reference to Exhibit 10.21 to Medical
                Brajnandan B. Sahay dated January 1, 2005           Staffing's Annual Report on Form 10-KSB as filed with
                                                                    the United States Securities and Exchange Commission
                                                                    on March 31, 2005

10.22           Contract dated December 6, 2004, by and between     Incorporated by reference to Exhibit 10.22 to Medical
                Telescience International, Inc. and State of        Staffing's Annual Report on Form 10-KSB as filed with
                California Department of Corrections                the United States Securities and Exchange Commission
                                                                    on March 31, 2005

10.23           Master Contract dated December 19, 2004, by and     Incorporated by reference to Exhibit 10.23 to Medical
                between Telescience International, Inc. and State   Staffing's Annual Report on Form 10-KSB as filed with
                of California Department of Corrections             the United States Securities and Exchange Commission
                                                                    on March 31, 2005

10.24           90 Days Consulting Services Contract                Incorporated by reference to 5.1 to Medical Staffing's
                                                                    Form SB-2 as filed with the United States Securities
                                                                    and Exchange Commission on April 13, 2005

10.25           Amended and Restated Promissory Note issued to      Incorporated by reference to Exhibit 10.25 to Medical
                Cornell Capital Partners, LP by Medical Staffing    Staffing's Amended Form SB-2 as filed with the United
                on April 26, 2005 and amended on June 7, 2005       States Securities and Exchange Commission on August 5,
                                                                    2005

10.26           SYSTRAN Financial Services Corporation Factoring    Incorporated by reference to Exhibit 99.1 to Medical
                Agreement, dated as of June 30, 2005, by and        Staffing's Form 8-K as filed with the United States
                between Medical Staffing Solutions, Inc.,           Securities and Exchange Commission on July 14, 2005
                TeleScience International, Inc., Nurses PRN
                Acquisition Corp. and SYSTRAN Financial Service
                Corporation

10.27           Form of Addendum to the SYSTRAN Financial           Incorporated by reference to Exhibit 99.2 to Medical
                Services Corporation Factoring Agreement            Staffing's Form 8-K as filed with the United States
                                                                    Securities and Exchange Commission on July 14, 2005

10.28           Form of Continuing Guaranty                         Incorporated by reference to Exhibit 99.3 to Medical
                                                                    Staffing's Form 8-K as filed with the United States
                                                                    Securities and Exchange Commission on July 14, 2005

10.29           Form of Letter to SYSTRAN Credit and Operations     Incorporated by reference to Exhibit 99.4 to Medical
                Departments                                         Staffing's Form 8-K as filed with the United States
                                                                    Securities and Exchange Commission on July 14, 2005

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

         (B)      Current Report on Form 8-K During The Quarter Ended June 30,
                  2005:

          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 15, 2005.

August 15, 2005            MEDICAL STAFFING SOLUTIONS, INC.

                           By:  /s/ Brajnandan B. Sahay
                                --------------------------------------------
                                Brajnandan B. Sahay,
                                President, Chief Executive Officer and Director