Form 10QSB/A
period 2005-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2005-08-16
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                AMENDMENT NO. 1

                                       TO


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


                                    OUTSTANDING SHARES ON
                         CLASS          August 1, 2005
                    --------------- ---------------------
                    Common Stock             175,253,677

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

         (B)      Current Report on Form 8-K During The Quarter Ended June 30,
                  2005:

          None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized August 16, 2005.

August 16, 2005            MEDICAL STAFFING SOLUTIONS, INC.

                           By:  /s/ Brajnandan B. Sahay
                                --------------------------------------------
                                Brajnandan B. Sahay,
                                President, Chief Executive Officer and Director