Form 10KSB/A
period 2004-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2005-11-02
CIK 1160437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2

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

On March 11, 2004, Medical Staffing entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, Medical Staffing may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to one hundred percent (100%) of the market price. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven (7) trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of five percent (5%) of each advance. In addition, Medical Staffing entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, Medical Staffing paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004. Through December 31, 2004, the Company has drawn $950,000 under the Standby Equity Distribution Agreement issuing 26,058,065 shares of common stock.

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

On March 11, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $15.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 100% of the market price of our stock. The number of shares purchased by Cornell Capital Partners for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. Further, Cornell Capital Partners will receive five percent (5%) of each advance under the Standby Equity Distribution Agreement as an underwriting discount. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, as our Placement Agent in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation had previously received 10,000 shares of our common stock, equal to approximately $1,400 based on Medical Staffing's stock price on March 11, 2004 when the shares were issued. The effectiveness of the sale of the shares under the Standby Equity Distribution Agreement was conditioned upon us registering the shares of common stock with the Securities and Exchange Commission and obtaining all necessary permits or qualifying for exemptions under applicable state law. The costs associated with this registration will be borne by us. There are no other significant closing conditions to draws under the Standby Equity Distribution Agreement.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized November 1, 2005.


November 1, 2005                MEDICAL STAFFING SOLUTIONS, INC.


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

Revenue and Cost Recognition

Revenue is recognized under the accrual method of accounting when the services are rendered and the customer has been billed, rather than when cash is collected for the services provided. Specifically, the terms of the contracts call for fixed set fees based on an hourly rate per individual.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 13 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price of the shares is equal to 100% of the market price.

The Company has drawn down $950,000 of the Standby Equity Distribution Agreement to repay the promissory notes (see Note 14). The Company has also converted $950,000 into 26, 058,065 shares of common stock.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 15 - LITIGATION

In October 2004, The Roche Group, for peuniary loss in connection with an ex-dividend date of the Company's stock, sued the Company. The courts have dismissed two (2) of the three (3) counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiff is seeking $125,000 in damages. The Company feels that the case has no merit and will be dismissed.

NOTE 16 - GOING CONCERN

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

NOTE 17 - SUBSEQUENT EVENTS

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