Form 10QSB/A
period 2005-03-31
MEDICAL STAFFING SOLUTIONS INC
filed 2005-11-02
CIK 1160437

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
                                                                           ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Note payable - current portion                                           $   764,763
  Promissory note - Standby Equity Distribution Agreement                    1,300,000
  Due to related parties                                                        83,333
  Accounts payable and accrued expenses                                        857,298
  Loan payable - Officer / Litigation settlement payable                        63,000
                                                                           -----------

      Total Current Liabilities                                              3,068,394
                                                                           -----------

      Total Liabilities                                                      3,068,394
                                                                           -----------

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized
      0 shares issued and outstanding                                               --
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      151,788,053 shares issued and outstanding                                151,788
  Additional Paid-in-Capital                                                 5,546,468
  Deficit                                                                   (5,775,193)
                                                                           -----------

      Total Stockholders' (Deficit)                                            (76,937)
                                                                           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                              $ 2,991,457
                                                                           ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                              2005            2004
                                                              ----            ----
OPERATING REVENUES
  Revenue                                                $   1,646,090    $   1,685,016

COST OF SALES                                                1,125,561        1,315,628
                                                         -------------    -------------

GROSS PROFIT                                                   520,529          369,388
                                                         -------------    -------------

OPERATING EXPENSES
   Administrative payroll, benefits and overhead costs         518,266          561,784
   General and administrative expenses                         267,949          237,038
   Depreciation and amortization                                18,711            3,401
                                                         -------------    -------------
       Total Operating Expenses                                804,926          802,223
                                                         -------------    -------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)                         (284,397)        (432,835)

OTHER INCOME (EXPENSES)
   Interest income                                               5,118              599
   Interest expense                                            (67,385)         (34,877)
                                                         -------------    -------------
       Total Other Income (Expenses)                           (62,267)         (34,278)
                                                         -------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES               $    (346,664)   $    (467,113)
Provision for Income Taxes                                          --               --
                                                         -------------    -------------

NET LOSS APPLICABLE TO COMMON SHARES                     $    (346,664)   $    (467,113)
                                                         =============    =============

NET LOSS PER BASIC AND DILUTED SHARES                    $       (0.00)   $       (0.01)
                                                         =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     134,732,159       43,592,227
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

NOTE 12- STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price.

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

NOTE 13- GOING CONCERN

On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price.

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

NOTE 14 - LITIGATION

In October 2004, The Roche Group, for pecuniary loss in connection with an ex-dividend date of the Company's stock, sued the Company. The courts have dismissed two (2) of the three (3) counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiff is seeking $125,000 in damages. The Company feels that the case has no merit and will be dismissed.

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

On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. In April 2004, Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrued interest at a rate of 5% per year and were to mature two years from the issuance date. The debentures were convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. During the year ended December 31, 2004, Cornell Capital Partners converted the entire $600,000 in convertible debentures into 19,489,204 shares of common stock, which included conversions of $16,678 in accrued interest and the Company recognized $108,760 of amortization of discount on the debenture conversions.

On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the Standby Equity Distribution Agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $15.0 million. The purchase price for the shares is equal to 100% of the market price. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven trading days of a prior advance. Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

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