Form 10QSB/A
period 2005-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2005-11-02
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO. 2

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                              SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                             2005           2004              2005            2004
                                             ----           ----              ----            ----
OPERATING REVENUES
  Revenue                              $   2,859,076   $   3,378,458       1,212,986   $   1,693,442

COST OF SALES                              1,959,864       2,711,638         834,303       1,396,010
                                       -------------   -------------   -------------   -------------

GROSS PROFIT                                 899,212         666,820         378,683         297,432
                                       -------------   -------------   -------------   -------------

OPERATING EXPENSES
   Administrative payroll, benefits
     and overhead costs                      903,499       1,052,968         389,143         491,184
   General and administrative
     expenses                                485,070         686,948         213,211         449,910

   Depreciation and amortization              37,422          23,950          18,711          20,549
                                       -------------   -------------   -------------   -------------

       Total Operating Expenses            1,425,991       1,763,866         621,065         961,643
                                       -------------   -------------   -------------   -------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)       (526,779)     (1,097,046)       (242,382)       (664,211)
                                       -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSES)
   Amortization of discount on
     conversions                                  --          (8,962)             --          (8,962)

   Interest income                            10,314             599           5,196              --

   Interest expense                         (149,063)        (63,702)        (81,678)        (28,826)
                                       -------------   -------------   -------------   -------------

       Total Other Income (Expenses)        (138,749)        (72,065)        (76,482)        (37,788)
                                       -------------   -------------   -------------   -------------

NET LOSS BEFORE PROVISION FOR INCOME                                                               $
TAXES                                  $    (665,528)  $  (1,169,111)       (318,864)  $    (701,999)

Provision for Income Taxes                        --              --              --              --
                                       -------------   -------------   -------------   -------------

NET LOSS APPLICABLE TO COMMON SHARES   $    (665,528)  $  (1,169,111)       (318,864)  $    (701,999)
                                       =============   =============   =============   =============

NET LOSS PER BASIC AND DILUTED SHARES  $       (0.00)  $       (0.02)         (0.00)   $      (0.01)
                                       =============   =============   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                   149,722,241      49,056,828     164,873,134      54,033,762
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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                          Revenue and Cost Recognition

Revenue is recognized under the accrual method of accounting when the services are rendered and the customer has been billed, rather than when cash is collected for the services provided. Specifically, the terms of the contracts called for fixed set fees based on an hourly rate per individual.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                            Stock Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123".

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

NOTE 16 - LITIGATION

In October 2004, The Roche Group, for peuniary loss in connection with an ex-dividend date of the Company's stock, sued the Company. The courts have dismissed two (2) of the three (3) counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiff is seeking $125,000 in damages. The Company feels the case has no merit and will be dismissed.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits:

EXHIBIT NO.
x3.1            Articles of Incorporation, as amended               Incorporated by reference to Exhibit 3(a) to the
                                                                    Company's Registration Statement on Form SB-2 as filed
                                                                    with the United States Securities and Exchange
                                                                    Commission on October 9, 2001

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


(B) Current Report on Form 8-K During The Quarter Ended June 30, 2005:

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized November 1, 2005.


November 1, 2005                MEDICAL STAFFING SOLUTIONS, INC.

                                By: /s/ Brajnandan B. Sahay
                                    -----------------------
                                Brajnandan B. Sahay,
                                President, Chief Executive Officer and Director