Form 10QSB
period 2005-09-30
MEDICAL STAFFING SOLUTIONS INC
filed 2005-11-22
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          OUTSTANDING SHARES ON


                  CLASS                 November 14, 2005
                  -----                 -----------------
                  Common Stock          175,253,677

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              INDEX TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)



                                                                            PAGE

Balance Sheet as of September 30, 2005 (Unaudited) ............................2


Statements of Operations for the nine (9) and three (3)
months ended September 30, 2005 and 2004 (Unaudited)...........................3

Statements of Cash Flow for the nine (9) months ended
September 30, 2005 and 2004 (Unaudited) .......................................4


Notes to Financial Statements (Unaudited)......................................6

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                               SEPTEMBER 30, 2005

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                                   $     1,194
  Accounts receivable, net of allowance for doubtful accounts of $46,096        2,975,157
  Accounts receivables-other                                                       48,217
  Prepaid expenses                                                                163,833
                                                                              -----------

    Total Current Assets                                                        3,188,401
                                                                              -----------

  Fixed assets, net of depreciation                                               116,007

  Goodwill                                                                      2,528,010
  Deposits                                                                         50,000
                                                                              -----------

TOTAL ASSETS                                                                  $ 5,882,418
                                                                              ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
  Line of Credit                                                              $ 2,279,731
  Promissory note - Standby Equity Distribution Agreement                       2,113,332
  Due to related parties                                                            8,333
  Accounts payable and accrued expenses                                         1,188,684
  Loan payable - Officer                                                           94,400
                                                                              -----------

      Total Current Liabilities                                                 5,684,480
                                                                              -----------

Long-term liabilities
   Notes payable, net of current                                                  577,988
                                                                              -----------

      Total Liabilities                                                         6,262,468
                                                                              -----------

STOCKHOLDERS' (DEFICIT)
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized
      0 shares issued and outstanding                                                  --
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      175,253,677 shares issued and outstanding                                   175,254
  Additional Paid-in-Capital                                                    6,047,373
  Deficit                                                                      (6,602,677)
                                                                              -----------

      Total Stockholders' (Deficit)                                              (380,050)
                                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                 $ 5,882,418
                                                                              ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     FOR THE NINE (9) AND THREE (3) MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                     NINE (9) MONTHS ENDED                 THREE (3) MONTHS ENDED
                                                                          SEPTEMBER 30,                        SEPTEMBER 30,
                                                                -------------------------------     -------------------------------
                                                                     2005              2004              2005              2004
                                                                -------------     -------------     -------------     -------------

  OPERATING REVENUES
Revenue                                                         $   7,303,222     $   5,174,378      $   4,444,146    $   1,795,920

COST OF SALES                                                       5,214,044         3,851,861         3,254,180         1,140,223
                                                                -------------     -------------     -------------     -------------

GROSS PROFIT                                                        2,089,178         1,322,517         1,189,966           655,697
                                                                -------------     -------------     -------------     -------------

OPERATING EXPENSES
   Administrative payroll, benefits and overhead costs              1,615,180         1,851,011           707,771           798,042
   General and administrative expenses                              1,399,540           697,580           892,130            10,632
   Depreciation and amortization                                       20,427            43,157             9,255            19,208
                                                                -------------     -------------     -------------     -------------
       Total Operating Expenses                                     3,035,147         2,591,748         1,609,156           827,882
                                                                -------------     -------------     -------------     -------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)                                (945,969)       (1,269,231)         (419,190)         (172,185)
                                                                -------------     -------------     -------------     -------------

OTHER INCOME (EXPENSES)
   Amortization of discount on conversions                                 --           (21,924)               --           (12,962)
   Interest income                                                     11,134               705               820               206
   Interest expense                                                  (239,313)         (112,116)          (90,250)          (48,314)
                                                                -------------     -------------     -------------     -------------
       Total Other Income (Expenses)                                 (228,179)         (133,335)          (89,430)          (61,070)
                                                                -------------     -------------     -------------     -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                      $  (1,174,148)    $  (1,402,566)    $    (508,620)    $    (233,255)
Provision for Income Taxes                                                 --                --                --                --
                                                                -------------     -------------     -------------     -------------

NET LOSS APPLICABLE TO COMMON SHARES                            $  (1,174,148)    $  (1,402,566)    $    (508,620)    $    (233,255)
                                                                =============     =============     =============     =============


NET LOSS PER BASIC AND DILUTED SHARES                           $       (0.01)    $       (0.02)    $       (0.01)    $       (0.00)
                                                                =============     =============     =============     =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                            157,219,810        58,837,564        72,936,244        52,545,334
                                                                =============     =============     =============     =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
            FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                       2005                  2004
                                                                   -----------           -----------
CASH FLOW FROM OPERTING ACTIVIITES
   Net loss                                                        $(1,174,148)          $(1,402,566)
                                                                   -----------           -----------
   Adjustments to reconcile net loss to net cash
     (used in) operating activities
     Depreciation and amortization                                      20,427                43,157
     Amortization of discount on conversions                                --                21,924
     Common stock issued for services                                   59,519                 1,400
     Common stock issued for interest payments                          62,142                    --
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                        306,238              (783,178)
     (Increase) in accounts receivable -other                          (48,217)                   --
     (Increase) in prepaid expenses                                    (85,774)              (73,723)
     Decrease in deposits                                                9,700                    --
     Increase (Decrease) in accounts payable
          and accrued expenses                                          44,979              (494,936)
                                                                   -----------           -----------
     Total adjustments                                                 369,014            (1,285,356)
                                                                   -----------           -----------

     Net cash (used in) operating activities                          (805,134)           (2,687,922)
                                                                   -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                     --               (13,489)
   Acquisition of business entity                                   (1,600,000)                   --
   Increase (decrease) in amounts due related parties                  (86,659)               40,007
                                                                   -----------           -----------

      Net cash provided by (used in) investing activities           (1,686,659)               26,518
                                                                   -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Common stock issuances for cash - net of expenses                 1,241,738               653,223
   Proceeds from convertible debentures-net                                 --               600,000
   Proceeds from standby equity distribution agreement               1,748,332               150,000
   Proceeds from promissory note, net of repayments                         --               850,000
   Net proceeds (payments) from loan payable - officer
       litigation settlement payable                                    29,400               (25,000)
   Net proceeds (payments) of notes payable                           (554,831)              366,348
                                                                   -----------           -----------
       Net cash provided by financing activities                     2,464,639             2,594,571
                                                                   -----------           -----------

NET (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                               (27,154)              (66,833)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                                 28,348                77,068
                                                                   -----------           -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                          $     1,194           $    10,235
                                                                   ===========           ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
            FOR THE NINE (9) MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:                                                        2005                  2004
                                                                   -----------           -----------

CASH PAID DURING THE PERIOD FOR:
    Interest expense                                               $   175,171           $    63,702
                                                                   ===========           ===========
    Income taxes                                                   $    11,636           $        --
                                                                   ===========           ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

   Common stock issued for services                                $    59,519           $     1,400
                                                                   ===========           ===========

   Common stock issued for loan commitment fees                    $   166,750           $   105,000
                                                                   ===========           ===========

   Common stock issued for conversion of debt                      $        --           $   275,000
                                                                   ===========           ===========

   Amortization of discount on conversions                         $        --           $    21,924
                                                                   ===========           ===========

   Common stock issued for interest payment                        $    62,142           $        --
                                                                   ===========           ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed consolidated unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated operations and cash flows for the periods presented.

Medical Staffing Solutions, Inc. (the "Company" or "MSSI") was incorporated in the State of Nevada on June 21, 2001. The Company had no revenues, operations and was considered a development stage Company until September 26, 2003 when they entered into a reverse merger with TeleScience International, Inc. ("Telescience"). Prior to the transaction, MSSI had 10,499,333 shares of common stock outstanding. Upon the merger, MSSI cancelled 9,953,333 of these shares and issued 2,200,000 shares to acquire TeleScience for one hundred percent (100%) of the outstanding stock of TeleScience.

Upon the share exchange, the Board of Directors approved a stock dividend in the amount of 14 for 1, or fourteen hundred percent (1400%), on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of September 30, 2005, the Company had 175,253,677 shares of common stock issued and outstanding.

For accounting purposes, the transaction had been accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the condensed consolidated financial statements presented herein are those of TeleScience.

The Company is a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities. The Company's business plan anticipates diversification into building up a technology division, which includes developing a Homeland Security subdivision. The Company has expensed some start-up costs relating to this over the past year.

In October 2003, the Company announced plans to enter into the Home Health Care Industry and provide services to the private sector as well as expand services in the public sector.

The Company entered into that certain Asset Purchase Agreement, dated June 16, 2005, by and among the Company, the Company's wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now Nurses Onsite Corp.), Nurses PRN, LLC, and the Members of Nurses PRN, LLC listed therein, pursuant to which NPRN acquired all of the assets of Nurses PRN, LLC. The Company closed on this transaction on July 1, 2005. The purchase price was $1,600,000 in cash, the issuance of 9,500,000 shares of the Company's stock valued at $285,000 to the Members of Nurses PRN, LLC listed therein, the issuance of 2,500,000 shares to a creditor and the assumption of net liabilities over assets in the amount of $363,406.

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

Revenue and Cost Recognition

Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. Revenue on fixed-price contracts is recognized on the percentage-of-completion method based on costs incurred in relation to total estimated costs. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Costs are recorded on the accrual basis when the services are incurred rather than paid. .

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the nine (9) months ended September 30, 2005 and 2004, respectively.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-up Costs

In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of their costs relating to the start-up of their Homeland Security division in the period in which those costs related to. The Company had expensed approximately $200,000 as of March 31, 2003.

Deferred Financing Fees

In March 2004, the Company issued 750,000 shares of its common stock valued at $105,000 in connection with the Standby Equity Distribution Agreement with Cornell Capital Partners, LP. The Standby Equity Distribution Agreement is for a period of twenty-four (24) months, and commencing April 2004, the Company began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization for the nine (9) months ended September 30, 2005 and 2004 is $-0-and $26,250, respectively. The Company has reclassified the amortization previously expensed in the financial statements in 2005 to paid-in-capital due to the fact it was associated with an equity raise.

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                September 30,      September 30,
                                                     2005               2004

Net Loss                                        ($  1,174,148)     ($ 1,402,566)
                                                -------------      ------------

Weighted-average common shares
 outstanding (Basic)                              157,219,810        58,837,564

Weighted-average common stock equivalents:
      Stock options and warrants                           --                --

Weighted-average common shares
 outstanding (Diluted)                            157,219,810        58,837,564
                                                =============      ============

As of September 30, 2005, there were no outstanding options or warrants available.

Reclassifications

Certain amounts for the nine (9) months ended September 30, 2004 have been reclassified to conform to the presentation of the September 30, 2005 amounts. The reclassifications have no effect on net income for the nine (9) months ended September 30, 2004.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" , and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002.

The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhanced disclosure requirements of SFAS 148.

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

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

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)


In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, "FAS 123R" replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its results and financial position.

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

NOTE 3 - ACCOUNTS RECEIVABLE

A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At September 30, 2005, the Company had $3,021,253 gross due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $46,096 at September 30, 2005.

The Company has also advanced related parties certain amounts, mostly in the form of employee advances. There was $48,217 due at September 30, 2005 for these advances. This amount has been included in the accounts receivable.

The Company has also advanced a rental deposit that is part of the Assset Purchase Agreement. The balance was $9,100 at September 30, 2005.

The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 5).

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2005:

      Furniture, fixtures and equipment                 $ 274,387

      Less: accumulated depreciation                      158,380
                                                        ---------

      Net book value                                    $ 116,007
                                                        =========

Depreciation expense for the nine (9) months ended September 30, 2005 and 2004 was $20,427 and $43,157, respectively.

NOTE 5 - NOTES PAYABLE

In May 2002, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand, bears interest at prime plus one percent (1%). The factor shall lend up to ninety percent (90%) of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at September 30, 2005 has been repaid.

In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including the Homeland Security division. The note payable was non-interest bearing until May 2003 and now bears interest at seven percent (7%) and is due on demand. The balance has been paid off, effective March 2005.

In June 2005, the Company entered into a line of credit agreement with a factor. The factor has established a Five Million Dollar ($5,000,000) credit facility with the Company in order for the Company to finance their account receivables. The loan, which is due on demand, bears interest at prime plus one-half of one percent (0.50%). The balance as of September 30, 2005 was $2,279,731.

The Company has a note payable which was originally $250,000 as of July 2003. The note was amended for an additional $250,000 in September 2003 for a total principal balance of $500,000, of which $327,988 and $414,200 were outstanding as of September 30, 2005 and 2004, respectively. Interest is payable monthly at an annual rate of nine percent (9%). The term of the note is for four (4) years, and the principal balance is payable in monthly installments of principal plus accrued interest at which time the final installment equal to the remaining balance shall be due and payable.

NOTE 6 - INVESTMENT

Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project, after the Company funded approximately $387,269 as of March 31, 2004, ran out of funding, and the project has since ceased for the moment. Management has reserved an allowance for the entire amount, as the investment value is not known.

NOTE 7 -  DUE TO RELATED PARTIES

The Company has $8,333 in non-interest bearing advances outstanding at September 30, 2005, to related parties. These amounts have no specific repayment terms, and were provided to the Company to cover some of the costs of completing the merger. These amounts are reflected in the condensed consolidated balance sheet as current liabilities.

NOTE 8 - DEPOSITS

The Company had deposits with various entities for security purposes. The balance as of September 30, 2005 and 2004 was $50,000 and $27,643, respectively.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)


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

At September 30, 2005, deferred tax assets approximated the following:

      Deferred tax assets                1,963,000
      Less:  valuation allowance        (1,963,000)
                                        -----------
      Net deferred tax assets           $       -0-
                                        ===========


At September 30, 2005, the Company had accumulated deficits in the approximate amount of $6,543,000, available to offset future taxable income beginning in 2021. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company has two (2) classes of stock: a preferred class with a par value of $0.001 and 30,000,000 shares authorized, and a common class with a par value of $0.001 and 300,000,000 shares authorized. The Company has not issued any shares of preferred stock.

The Company has 175,253,677 common shares issued and outstanding as of September 30, 2005.

On January 27, 2004 and February 18, 2004, the Company issued 2,000,000 S-8 shares on each date for a total of 4,000,000 shares. The price of these shares ranged between $0.10 and $0.16 for a total value of $505,000, which was reflected as a subscription receivable and was collected in the second quarter of 2004.

The Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

The Company issued 2,416,667 shares of common stock for $362,500 in the first quarter of 2004.

The Company issued shares in March 2004 to Cornell Capital Partners, LP ("Cornell Capital") as a commitment fee for the equity line of credit. The value of these shares is $105,000 and had been reflected as commitment fees in the condensed consolidated balance sheet at June 30, 2005. Since the effective date of the registration statement, the Company has recognized $65,625 of amortization, and has subsequently reclassified the balance against paid-in-capital in connection with the equity financing agreement.

In January 2005, the Company incurred additional financing fees valued at $160,000. The Company charged the financing fees and associated legal fees against paid-in-capital in connection with the equity financing agreement.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

During the nine (9) months ended September 30, 2005, the Company issued 52,744,294 shares of common stock equal to $2,552,142 for cash. In addition, the Company issued 1,983,959 shares valued at $59,519 for services rendered.

NOTE 11 - LOAN PAYABLE - OFFICER

The Company was a party to a claim pursuant to which an individual was seeking damages under an agreement the Company entered into in 2002. The Company eventually settled this claim, and consequently recorded a liability for the settled amount of $1,092,156, which included attorney's fees. The payout of this settlement was to be over forty-two (42) months in semi-monthly installments of $12,500 commencing February 2003. The settlement accrued interest at twelve percent (12%) upon any default of the agreement. As part of this agreement the individual can seek no further damages against the Company. The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of common stock of the Company in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, equal to $875,920. The Company has paid down this liability and the total amount outstanding at September 30, 2005 was $94,400.

NOTE 12 - COMMITMENTS

The Company established a 401(k) Plan for its employees and agreed to match a portion of the contribution. Effective January 1, 2004, the Company discontinued its matching portion of the contribution.

NOTE 13 - STANDBY EQUITY DISTRIBUTION AGREEMENT

On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital pursuant to which the Company may issue and sell to Cornell Capital common stock for a total purchase price of up to Fifteen Million Dollars ($15 million). The purchase price for the shares is equal to one hundred percent (100%) of the market price.

The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven (7) trading days of a prior advance. Cornell Capital received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital is entitled to retain a fee of five percent (5%) of each advance.

In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

NOTE 14 - ACQUISITION

The Company entered into an asset purchase agreement, dated June 16, 2005, by and among the Company, its wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now Nurses Onsite Corp.), Nurses PRN, LLC and the Members of Nurses PRN, LLC listed therein, pursuant to which NPRN acquired all of the assets of Nurses PRN, LLC. The Company closed on this transaction on July 1, 2005. The purchase price was $1,600,000 in cash, the issuance to the Members of Nurses PRN, LLC of 9,500,000 shares of the Company's stock valued at $285,000, the issuance to a creditor of 2,500,000 shares of the Company's common stock and the assumption of certain liabilities in the amount of $363,406.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE 15 - LITIGATION

In October 2004, The Roche Group sued the Company for pecuniary loss in connection with an ex-dividend date of the Company's stock. The courts have dismissed two (2) of the three (3) counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiffs are seeking $125,000 in damages. The Company believes the case is without merit and intends to vigorously defend.


NOTE 16 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2004 and 2003, and additional losses in the nine (9) months ended September 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through sales of common stock and debt.

Cornell Capital and the Company entered into a convertible debenture agreement in the first quarter of 2004 for $600,000. Cornell Capital had originally advanced $250,000 of this amount at closing and advanced the remaining $350,000 upon the filing of the registration statement, which occurred in April 2004. The Company also negotiated a promissory note in the amount of $2,000,000 in the first quarter of 2005 with Cornell Capital. The balance at September 30, 2005 was $2,113,332. For the nine (9) months ended September 30, 2005, the Company issued 1,464,261 shares of common stock to Cornell Capital under the Standby Equity Distribution Agreement, the proceeds of which were used to satisfy $62,142 of interest due under the outstanding promissory note.

On January 5, 2005, the Company entered into a third promissory note for $2,000,000 with Cornell Capital and placed an additional 40,000,000 shares of common stock into escrow, as per the agreement. All remaining shares have been released from escrow on September 21, 2005. As of September 30, 2005, there are no shares remaining in escrow.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction - Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Medical Staffing Solutions, Inc. and its subsidiaries (collectively, the "Company" or "Medical Staffing") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Medical Staffing's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Medical Staffing with the U.S. Securities and Exchange Commission ("SEC"). Many of these factors are beyond Medical Staffing's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

The Nurses Onsite Corp. Acquisition and Business

On July 1, 2005 we completed our Asset Purchase Agreement (the "Purchase Agreement"), whereby Medical Staffing, through its wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now "Nurses Onsite Corp."), acquired the business of Nurses PRN, LLC. As consideration for the purchased assets, Medical Staffing agreed to issue and deliver 9,500,000 shares of common stock to Nurses PRN, LLC to be delivered to the members of Nurses PRN, LLC and 2,500,000 shares to a creditor. NPRN paid Nurses PRN, LLC $1,600,000 as a cash consideration and agreed to pay a contingent payment based on NPRN's achievement of certain financial targets which shall not exceed $500,000. Medical Staffing also assumed certain assumed liabilities including: (a) a $365,487.50 note payable issued to Mr. Jeff Dowling by NPRN; (b) a $250,000 note payable to Mr. Aftabe Adamjee by NPRN and (c) certain general payables as set forth in the Purchase Agreement. We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000.00. The acquisition has been funded by a promissory note.

Nurses Onsite Corp. is a provider of per diem nurses to private hospitals. Nurses Onsite Corp. maintains a listing of nurses having a variety of skills and who may be called upon to fill appropriate open shift positions at hospitals. Nurses Onsite Corp. establishes relationships with various hospitals who call upon Nurses Onsite Corp. to fulfill their needs for nurses due to vacancies created by vacations, increased patient loads or similar need situations as well as for extended periods.

We anticipate revenues to grow as a result of our acquisition of Nurses Onsite Corp., which has aggregate revenues greater than Medical Staffing. Nurses Onsite Corp. will substantially increase the Company's operations in the private healthcare nursing sector. The acquisition will significantly increase our sales revenue, is anticipated to make a positive contribution to overhead and earnings and will provide us an entry vehicle into the commercial nurse staffing arena. Cash flow from the operations of the assets of Nurses Onsite Corp. is anticipated to be utilized in the growth of the business and reduction of present cash shortfalls as well as debt reduction. We anticipate that we will recognize economies of scale in areas, such as California, where we are both operating. Nurses Onsite Corp. is presently operating in eight (8) states (including Virginia) and has more than 1,232 nurses that it can call upon to fulfill the needs of the two hundred sixty-two (262) hospitals it presently services. Over the next twelve (12) months, Nurses Onsite Corp. plans to establish operations in several additional states and additional locales within the states in which it operates.

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included herein. The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements.

Going Concern

As reflected in the Company's financial statements as of September 30, 2005, the Company's accumulated deficit of $6,602,677 and its working capital deficiency of $2,496,079 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital under our Standby Equity Distribution Agreement, dated March 11, 2004, with Cornell Capital Partners, LP ("Cornell Capital"). The financial statements for September 30, 2005 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

      Results Of Operations For The Quarter Ended September 30, 2005, Compared To The Quarter Ended September 30, 2004

                                    Revenues

Revenues for the quarter ended September 30, 2005 were $4,444,146, an increase of $2,648,226, as compared to revenues of approximately $1,795,920 for the quarter ended September 30, 2004. The increase in revenues in 2005 was attributable to the acquisition of Nurses Onsite.

                                  Cost Of Sales

Cost of sales for the quarter ended September 30, 2005, was $3,254,180 million, or seventy-three percent (73%) of revenues, as compared to $1,140,223, or sixty-three percent (63%) of revenues, for the quarter ended September 30, 2004. The percentage increase in cost of sales for the quarter ended September 30, 2005 was primarily attributable to the fact that the margin on the Nurses Onsite contracts are lower than those within the TeleScience part of the Company.

                                  Gross Profit

Gross profit for the quarter ended September 30, 2005, was $1,189,966, or twenty-seven percent (27%) of revenues, as compared to gross profit of $655,697, or thirty seven (37%) of revenues, for the quarter ended September 30, 2004.

                               Operating Expenses

Operating expenses for the quarter ended September 30, 2005, were $1,609,156, or thirty-six percent (36%) of revenues, as compared to $827,882, or forty-six percent (46%) of revenues, for the quarter ended September 30, 2004. The increase in operating expenses in 2005 was primarily attributable to increased cost of general administrative expenses resulting mainly from the acquisition of Nurses Onsite Corp.

                             Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2005, was $89,430, as compared to $61,070 for the quarter ended September 30, 2004. The increase was due to higher interest expenses incurred.

                                    Net Loss

The Company had a net loss of $508,620 for the quarter ended September 30, 2005, compared to a net loss of $233,255 for the quarter ended September 30, 2004. The increased loss of $275,365 was mainly attributable to lower margins and increased operating expenses.

      Results of Operations for the Nine (9) Months Ended September 30, 2005, Compared To The Nine (9) Months Ended September 30, 2004

                                    Revenues

Revenues for the nine (9) months ended September 30, 2005, were $7,303,222, an increase of $2,128,844, as compared to revenues of $5,174,378 for the nine (9) months ended September 30, 2004. The increase in revenues in 2005 was primarily attributable to the acquisition of Nurses Onsite and the completion of several significant government contracts for the providing of services in the nursing industry to government facilities.

                                  Cost Of Sales

Cost of sales for the nine (9) months ended September 30, 2005, was $5,214,044, or seventy-one percent (71%) of revenues, as compared to $3,851,861, or seventy-four percent (74%) of revenues, for the nine (9) months ended September 30, 2004. The percentage decrease in cost of sales for the nine (9) months ended September 30, 2005, was primarily attributable to the fact that the contracts we completed were at low margin and that the margin we achieved on work performed this year in our TeleScience part of the Company was better due, in part, to greater control over expenses associated with the labor to perform the contracts this offset the fact that the margin on the Nurses Onsite contracts are lower than those within the TeleScience part of the Company.

                                  Gross Profit

Gross profit for the nine (9) months ended September 30, 2005, $2,089,178, or twenty-nine percent (29%) of revenues, as compared to gross profit of $1,322,517 or twenty-six percent (26%) of revenues, for the nine (9) months ended September 30, 2004.

                               Operating Expenses

Operating expenses for the nine (9) months ended September 30, 2005, were $3,035,147, or forty-two percent (42%) of revenues, as compared to $2,591,748, or fifty percent (50%) of revenues, for the nine (9) months ended September 30, 2004. The increase in operating expenses in 2005 was primarily attributable to increased cost of general and administrative expenses, resulting mainly from the acquisition of Nurses Onsite Corp.

                             Other Income (Expense)

Other income (expense) for the nine (9) months ended September 30, 2005, was $228,179, as compared to $133,335 for the nine (9) months ended September 30, 2004. The increase was due to an increase in interest expenses.

                                    Net Loss

The Company had a net loss of $1,174,148 for the nine (9) months ended September 30, 2005, compared to a net loss of $1,402,566 for the nine (9) months ended September 30, 2004. The decrease of $228,418 was mainly attributable to higher gross margins which led to a higher gross profit which offset higher operating and other expenses.

Liquidity and Capital Resources

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,174,178 and $1,402,566 for the nine (9) months ended September 30, 2005 and 2004, respectively, and had an accumulated deficit of $6,602,677 at September 30, 2005. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

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

Cash used in operating activities was $805,174 for the nine (9) months ended September 30, 2005, compared to $2,687,922 for the same period in 2004. Cash used in 2004 would have been substantially less due to a reduction in accounts receivable in 2004; however cash was placed in escrow for the Nurses OnSite acquisition which closed in July 2005, after this period in 2004.

Cash used in investing activities was $1,686,659 for the nine (9) months ended September 30, 2005, compared to cash provided by investing activities of $26,518 for the same period in 2004. This increase was principally due to the acquisition of Nurses OnSite.

Net cash provided by financing activities was $2,464,639 for the nine (9) months ended September 30, 2005, compared to $2,594,571 during the same period in 2004. This was mainly due to the funding through convertible debentures and the Standby Equity Distribution Agreement

In May 2002, the Company entered into a line of credit agreement with a factor. The loan was fully paid off in June, 2005.

Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding as of September 30, 2005.

In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including Homeland Security operations. The note payable was non-interest bearing until May 2003 and bore interest at seven percent (7%) going forward. The note was fully paid off in May 2004.

On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital. Under the Securities Purchase Agreement, Cornell Capital was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital purchased $250,000 of convertible debentures. In April 2004, Cornell Capital purchased $350,000 of additional debentures. These debentures accrue interest at a rate of five percent (5%) per year and mature two (2) years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) one hundred fifteen percent (115%) of the closing bid price of the common stock as of the closing date or (ii) eighty-five percent (85%) of the lowest closing bid price of the common stock the five (5) trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. During the year ended December 31, 2004, Cornell Capital converted the entire $600,000 into 19,489,204 shares of common stock and the Company recognized $108,760 of amortization of discount on the debenture conversions.

On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital. Under the agreement, the Company may issue and sell to Cornell Capital common stock for a total purchase price of up to Fifteen Million Dollars ($15 million). The purchase price for the shares is equal to one hundred percent (100%) of the market price. The amount of each advance is subject to an aggregate maximum advance amount of $250,000, with no advance occurring within seven (7) trading days of a prior advance. Cornell Capital received a one-time commitment fee of 750,000 shares of the Company's common stock. Cornell Capital is entitled to an underwriting fee of five percent (5%) of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004.

On June 11, 2004, the Company received $1,000,000 in return for a promissory note to Cornell Capital. As of March 31, 2005, the note has been fully paid.

On October 18, 2004, the Company received $315,000 in return for a promissory note issued to Cornell Capital. As of March 31, 2005, the note has been fully paid.

On January 1, 2005, Medical Staffing and Dr. Brajnandan B. Sahay entered into a five (5) year employment agreement. Pursuant to the employment agreement, Dr. Sahay shall serve as Medical Staffing's President and Chief Executive Officer or other executive officer of Medical Staffing. Dr. Sahay will receive a salary of $250,000 per year, four (4) weeks paid vacation, a car allowance and will be reimbursed for business expenses. Dr. Sahay will receive additional consideration of 3,000,000 options to purchase common stock of Medical Staffing for the fiscal year 2005 at an exercise price of $0.06 per share. For each year after 2005 and during the term of the employment agreement, Dr. Sahay shall be entitled to receive 3,000,000 options to purchase common stock of Medical Staffing at an exercise price equal to the average of the closing price of Medical Staffing's common stock for the ten (10) days immediately preceding September 30 of the applicable year. The obligations of Medical Staffing pursuant to the employment agreement will have a significant impact on Medical Staffing's liquidity and results of operations.

On January 5, 2005, Medical Staffing received $2,000,000 in return for a promissory note issued to Cornell Capital which was subsequently amended on June 7, 2005. The promissory note, as amended, accrues interest at twelve percent (12%) per year and matures on January 5, 2006. The promissory notes are due at maturity, regardless of the availability of proceeds under the Standby Equity Distribution Agreement, unless an extension is mutually agreed to by Cornell Capital and Medical Staffing in writing. If the note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest thereon at the rate of twenty-four percent (24%) per year or the highest permitted by applicable law, if lower. On April 26, 2005, Medical Staffing received $500,000 in return for a promissory note issued to Cornell Capital which was amended on June 7, 2005. The promissory note, as amended, accrues interest at twelve percent (12%) per year and matures in December 2005. The note is payable either out of the net proceeds to be received by Medical Staffing under the Standby Equity Distribution Agreement or Medical Staffing is to pay all amounts due at maturity, regardless of the availability of proceeds under the Standby Equity Distribution Agreement, unless an extension is mutually agreed to by Cornell Capital and Medical Staffing in writing. If the note is not paid in full when due, the outstanding principal owed thereunder will be due and payable in full together with interest thereon at the rate of twenty-four percent (24%) per year or the highest permitted by applicable law, if lower. As of September 30, 2005, $2,113,332 plus accrued interest as of that date remain outstanding on all promissory notes issued to Cornell Capital.

Through September 30, 2005, Medical Staffing has drawn down $2,440,000 under the Standby Equity Distribution Agreement and Medical Staffing has issued 74,744,294 shares of common stock to Cornell Capital. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital on October 18, 2004, and a portion of the $2,000,000 promissory note issued to Cornell Capital on January 5, 2005.

On June 27, 2005, Medical Staffing entered into a factoring agreement (the "Factoring Agreement") with its wholly-owned subsidiary TeleScience International, Inc. ("TeleScience"), its wholly-owned subsidiary Nurses PRN Acquisition Corp. ("NPRN") and SYSTRAN Financial Service Corporation ("SYSTRAN"), a subsidiary of Textron Financial Corporation ("Textron"), pursuant to which SYSTRAN established a Five Million Dollar ($5,000,000) credit facility (the "Facility") with Medical Staffing in order for Medical Staffing to finance the accounts receivables of TeleScience and NPRN. The Factoring Agreement shall commence its term on the date Medical Staffing first receives funds pursuant to the Facility, and shall continue through twelve (12) months, with twelve (12) month renewal periods. Medical Staffing shall pay interest on any outstanding balance at the Wells Fargo Bank Prime Rate plus one half of one percent (0.50%), and pay a discount fee of one half of one percent (0.50%) of the face amount of all unbilled invoices and bills purchased by SYSTRAN. SYSTRAN shall have a first and only security interest in all of Medical Staffing's present and future accounts, deposit accounts, chattel paper, contract rights (including insurance contracts and insurance proceeds), general intangibles, choses in action, instruments and documents, whether owned as of the date of the Factoring Agreement or acquired thereafter, and the proceeds of each of the foregoing. Upon the request of Medical Staffing, the Facility shall be reviewed for conversion to a Textron asset-based revolving credit facility. The outstanding balance at September 30, 2005 was $2,279,731.

On July 1, 2005 we completed our Asset Purchase Agreement (the "Purchase Agreement"), whereby Medical Staffing, through its wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now "Nurses Onsite Corp."), acquired the business of Nurses PRN, LLC. As consideration for the purchased assets, Medical Staffing agreed to issue and deliver 9,500,000 shares of common stock to Nurses PRN, LLC to be delivered to the members of Nurses PRN, LLC and 2,500,000 shares to a creditor. NPRN paid Nurses PRN, LLC $1,600,000 as a cash consideration and agreed to pay a contingent payment based on NPRN's achievement of certain financial targets which shall not exceed $500,000. Medical Staffing also assumed certain assumed liabilities including: (a) a $365,487.50 note payable issued to Mr. Jeff Dowling by NPRN; (b) a $250,000 note payable to Mr. Aftabe Adamjee by NPRN and (c) certain general payables as set forth in the Purchase Agreement. We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000.00. The acquisition has been funded by a promissory note.

Effective August 10, 2005, the Company issued to Cornell Capital a common stock purchase Warrant in connection with a commitment for the $50,000,000 Standby Equity Distribution Agreement and for Ten United States Dollars ($10.00) and other good a valuable consideration. Cornell Capital is entitled to purchase from the Company, upon surrender of the Warrant, Five Million (5,000,000) fully paid and nonassessable shares of our common stock at an exercise price of $0.05 (or as subsequently adjusted pursuant to the terms of the Warrant). The Warrant shall expire three (3) years from the date of issuance, on or about August 10, 2008.

On September 2, 2005 Medical Staffing entered into a Securities Purchase Agreement with Cornell Capital whereby the Company issued and sold to Cornell Capital up to $2,113,332.11 of secured convertible debentures (the "Convertible Debenture") which shall be convertible into shares of the Company's common stock. Of this amount, $1,095,428.88 (comprised of $1,072,164.38 in principal and $23,264.50 in accrued interest) has been previously funded pursuant to that certain promissory note dated January 5, 2005, as amended and restated on June 7, 2005, and $517,903.23 (comprised of $506,904.11 in principal and $10,999.12 in accrued interest) has been previously funded pursuant to that certain promissory note dated April 26, 2005, as amended and restated on June 7, 2005. The promissory notes have simultaneously terminated upon the issuance of the Convertible Debenture and an additional $500,000 has also been funded pursuant to Securities Purchase Agreement for a total purchase price of up to $2,113,332.11. The Convertible Debenture accrues interest at an annual rate of twelve percent (12%), and the Company will make monthly scheduled payments consisting of principal and interest commencing January 1, 2006. The Debenture shall be convertible into shares of our common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price of $0.05 (subject to various adjustments pursuant to the terms of the Convertible Debenture).

The Parties also executed a Registration Rights Agreement pursuant to which the Company agreed to provide certain registration rights under the Securities Act and the rules and regulations promulgated there under, and applicable state securities laws. The aggregate proceeds of the sale of the Convertible Debenture contemplated hereby shall be held in escrow pursuant to the terms of an Escrow Agreement, and the Parties also executed a Security Agreement pursuant to which the Company has agreed to provide the Buyer a security interest in certain pledged collateral to secure the Company's obligations under the Securities Purchase Agreement, the Convertible Debenture and each related transactional document thereto.

From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. We currently do not have any planned acquisitions. The Company had entered into a non-binding LOI to acquire Staff Relief, Inc., however the parties terminated that agreement on August 8, 2005. Medical Staffing is investigating other potential acquisitions and co-ventures, and any such future engagements will be subject to available financing.

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

Plan of Operation

      Medical Staffing (through our wholly-owned subsidiary, TeleScience) provides:

            o     medical staffing services, and

            o     information technology ("IT") and telecommunications services.

      TeleScience provides two (2) categories of services:

            o     medical systems ("Medical Systems") and

            o     technology ("Technology").

      Medical Staffing (through our wholly-owned subsidiary, Nurses Onsite Corp.) provides:

            o long-term per diem staffing of nurses (RN and LPNs) to provider hospitals in Virginia, Maryland and D.C., as well as sections of Pennsylvania.

      The Medical Systems operations specialize in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. In 2005, the Company intends to expand to provide long-term staffing of nurses (RNs and LPNs) to private hospitals. This expansion has been accelerated by our acquisition of Nurses PRN, LLC, which we completed on July 1, 2005.

      The Technology operations specialize in long-term professional consulting and staffing of experienced and qualified IT personnel in the government and private sectors. We also provide systems integration and IT services.

      In May 2002, the Company was awarded a three (3) year $2.6 million dollar contract with the U.S. Department of Health and Human Services to provide nursing staff to the U.S. Public Health Service in support of the National Hansen's Disease Programs based in Louisiana. This is the second such contract won by the Company. This contract expired in September 2005, has been extended through November 2005 and the Company is currently participating in the re-competition of the contract.

      In October 2003, the Company extended their agreement with the California State Department of Corrections for Contract Nursing Staff. This agreement has an annual estimated value of $2.5 million dollars.

      In September 2004, the Company signed new master contracts with the California State Department of Corrections for Contract Nursing Staff. These contracts, each a multiple award vendor award have estimated ceiling values of $50 million and $4.11 million, respectively, and are effective for three (3) years starting October 1, 2004. These contracts allow the Company to compete for this amount of business. The Company has not yet made any sales pursuant to these contracts.

      During 2004 the Company was awarded an extension of contracts for medical services that the Company holds on a number of U.S. Air Force bases and on which it has performed during the period ending March 31, 2005.

      In July 2005, Medical Staffing through our wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now "Nurses Onsite Corp.") completed our acquisition of all of the assets of Nurses PRN, LLC, a per diem nurses provider to private hospitals. Nurses Onsite Corp. extends the Company's operations into the private healthcare nursing sector and will significantly increase the Company's sales revenue.

In July and August, Nurses Onsite Corp. opened new locations in Virginia and Arizona respectively.

The New Orleans location of Nurses Onsite Corp. was completely destroyed during hurricane Katrina in August. This location had been contributing annual revenues of approximately $1.5 million, all of which abruptly ended as a result of the hurricane. The office has been closed since the storm and is not expected to re-open.


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

      Expansion of Medical Services into the Private Sector. In January 2004, Medical Staffing hired a seasoned executive to direct Medical Staffing's expansion of its medical services into the private health care sector. This expansion will provide long-term part-time staffing of registered nurses and licensed professional nurses to private health care facilities in Virginia, Maryland and Washington, D.C., as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers. This expansion has been accelerated by our acquisition of Nurses PRN, LLC, (hereinafter "Nurses Onsite Corp.") which was completed on July 1, 2005. Over the next twelve (12) months Nurses Onsite Corp. plans to establish operations in several additional states and additional locales within the states which it operates.

      Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional-level staff for medical contracts. This plan is geared toward expanding the business of Medical Staffing's most active services, the Medical Systems operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving towards entering into similar staffing arrangements with its private sector clients. The long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially registered nurses in the United States. Subsequent to our acquisition of Nurses Onsite Corp., the Company opened a national recruiting office and is also recruiting through the Nurses Onsite Corp. office.

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

      Domestic Recruiting of Health Care Professionals. Medical Staffing has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. Medical Staffing has established a national recruiting center in Vienna, Virginia for the recruitment of health care professionals to rectify such turnover and to meet such employment needs on a regular basis, as well as its future contract requirements on a proactive basis. The Company also uses newspaper and internet media extensively for this purpose. Medical Staffing's website was updated in 2004 to attract these professionals to apply for jobs directly for open or future upcoming positions.

      Acquisition of Suitable Companies. The Company currently does not have any planned acquisitions. On December 30, 2004, Medical Staffing had entered into a non-binding letter of intent with A&T Systems, Inc. whereby Medical Staffing was to have acquired certain assets of A&T. The A&T letter of intent expired on April 14, 2005. We also entered into a non-binding LOI to acquire Staff Relief, Inc. however the parties terminated that agreement on August 8, 2005. Medical Staffing is investigating other potential acquisitions and co-ventures, and any such future engagements will be subject to available financing.

Develop a Homeland Security Marketing Plan

      We view this market sector as an opportunity for growth. The Company has invested approximately $200,000 to build an infrastructure and to generate an initial presence in this sector. The initial managers of this segment of the business were unable to produce as expected and have been replaced by a new director of marketing and sales on June 29, 2005. During the first quarter of 2004, Medical Staffing formed a strategic alliance with Mobile Healthcare Solutions, a provider of deployable, mobile medical treatment facilities. The companies intend to partner for joint bidding on select projects in homeland security arenas that fit our combined expertise. The specific relationship of the parties to one another will be determined at the time of each bid. Medical Staffing's present marketing plan in the Homeland Security arena is to utilize the power and expertise of this alliance and its own sales force to market decontamination products. This marketing plan further extends marketing of emergency equipment, decontamination products (mobile decontamination trailer), vehicles and personal protective equipment to federal, state, and local governments. To date, the companies have not collaborated on any bids and have generated no revenues in connection with this alliance.

      The Company was also named as one of seven (7) successful bidders in a $1,000,000,000 IDIQ (or indefinite delivery indefinite quantity) contract in the Homeland Security area with the state of Pennsylvania, and this contract has recently been renewed through June 30, 2006. If we are successful with our bid then we will have the opportunity to provide the equipment to be ordered by the State when and if the State determines to purchase such equipment. It provides the Company the opportunity, but not the guaranty, to make sales to Pennsylvania. However, the Company has not received any revenues under the IDIQ contract and has not made any sales pursuant to these contracts.

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees", but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after October 31, 2003, except for certain hedging relationships designated after October 31, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

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

Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

Medical Staffing Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended September 30, 2005 and the year ended December 31, 2004, we incurred losses of $508,630 and $2,111,663, respectively. Our accumulated deficit was $6,602,677 for the quarter ended September 30, 2005, and $5,428,529 for the year ended December 31, 2004.
Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.


We Have Been The Subject Of A Going Concern Opinion For December 31, 2004 and December 31, 2003, From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2004 and December 31, 2003, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve (12) months with the cash currently on hand, anticipated from our operations and from the Standby Equity Distribution Agreement entered into by Medical Staffing with Cornell Capital Partners on March 11, 2004. Based on our current budget assessment, and excluding any acquisitions which may occur in the remaining part of 2005, we believe that we will need to obtain approximately $2 million in additional debt or equity capital from one (1) or more sources to fund operations for the next twelve (12) months. These funds are expected to be obtained from the sale of securities, including the sale of stock under the Standby Equity Distribution Agreement.


We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On September 30, 2005 Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk

We had a working capital deficit of $2,496,079 at September 30, 2005, which means that our current liabilities as of that date exceeded our current assets on September 30, 2005 by $2,496,079. Current assets are assets that are expected to be converted to cash within one (1) year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future plans.


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

There has been a limited public market for our common stock and a more active trading market for our common stock may not develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These factors may negatively impact shareholders' ability to sell shares of Medical Staffing's common stock.

Our Common Stock May Be Affected By Sales Of Short Sellers, Which May Affect Shareholders' Ability To Sell Shares Of Our Common Stock

As stated above, our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations. These fluctuations could cause short sellers to enter the market from time to time in the belief that Medical Staffing will have poor results in the future. The market for our stock may not be stable or appreciate over time and the sale of our common stock may negatively impact shareholders' ability to sell shares of Medical Staffing's common stock.

In addition, the significant downward pressure on the price of the common stock as Cornell Capital Partners sells material amounts of common stock could further encourage short sales by third parties. This could place further downward pressure on the price of our common stock.


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

      o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

      o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three (3) years) or $10.0 million (if in continuous operation for less than three (3) years), or with average revenues of less than $6.0 million for the last three (3) years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Dr. Brajnandan B. Sahay, our Chairman of the Board, President, Chief Executive Officer and Acting Principal Financial Officer. The loss of the services of Dr. Sahay could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Dr. Sahay. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer/Acting Principal Financial Officer (one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer/Acting Principal Financial Officer (one person) has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's Principal Executive Officer/Acting Principal Financial Officer (one person) has determined that there are no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

In October 2004, The Roche Group sued the Company for pecuniary loss in connection with an ex-dividend date of the Company's stock. The courts have dismissed two (2) of the three (3) counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiffs are seeking $125,000 in damages. The Company believes the case is without merit and intends to vigorously defend.

The Company may become involved in litigation, from time to time, in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES

The Company issued 29,678,670 registered shares of common stock during the first quarter of 2005 for $1,065,000 in cash paid to the Company. The Company issued 14,811,962 registered shares of common stock during the second quarter of 2005 for $300,000 in cash paid to the Company. The Company did not issue any shares of common stock during the third quarter of 2005.

In connection with that certain Asset Purchase Agreement, executed on June 16, 2005 and closing on July 1, 2005, by and among the Company, the Company's wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now Nurses Onsite Corp.), Nurses PRN, LLC and those Members of Nurses PRN, LLC listed therein, pursuant to which NPRN acquired all of the assets of Nurses PRN, LLC, NPRN had caused the Company to issue 9,500,000 shares of the Company's stock to the Members of Nurses PRN, LLC, and 2,500,000 shares to a creditor.

On September 2, 2005 the Company issued and sold to Cornell Capital up to $2,113,332.11 of secured convertible debentures (the "Convertible Debenture") which shall be convertible into shares of the Company's common stock. Of this amount, $1,095,428.88 (comprised of $1,072,164.38 in principal and $23,264.50 in accrued interest) has been previously funded pursuant to that certain promissory note dated January 5, 2005, as amended and restated on June 7, 2005, and $517,903.23 (comprised of $506,904.11 in principal and $10,999.12 in accrued interest) has been previously funded pursuant to that certain promissory note dated April 26, 2005, as amended and restated on June 7, 2005. The promissory notes have simultaneously terminated upon the issuance of the Convertible Debenture and an additional $500,000 has also been funded pursuant to Securities Purchase Agreement for a total purchase price of up to $2,113,332.11. The Debenture shall be convertible into shares of our common stock at the option of the holder, in whole or in part at any time and from time to time, at a conversion price of $0.05 (subject to various adjustments pursuant to the terms of the Convertible Debenture).

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

10.13       Placement Agent Agreement dated March 11, 2004          Incorporated by reference to Exhibit 10.13 to
            among Medical Staffing and Cornell Partners LP          the Company's Annual Report on Form 10-KSB as
                                                                    filed with the United States Securities and
                                                                    Exchange Commission on April 9, 2004

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

10.26       SYSTRAN Financial Services Corporation Factoring        Incorporated by reference to Exhibit 99.1 to Medical
            Agreement, dated as of October 31, 2005, by and            Staffing's Form 8-K as filed with the United States
            between Medical Staffing Solutions, Inc.,               Securities and Exchange Commission on July 14, 2005
            TeleScience International, Inc., Nurses PRN
            Acquisition Corp. and SYSTRAN Financial Service
            Corporation


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

10.30       Securities Purchase Agreement, dated September 2,       Incorporated by reference to Exhibit 99.1 to Medical
            2005, by and between Medical Staffing Solutions,        Staffing's Form 8-K as filed with the United States
            Inc. and Cornell Capital Partners, LP                   Securities and Exchange Commission on October 3, 2005

10.31       Secured Convertible Debenture, dated September 2,       Incorporated by reference to Exhibit 99.2 to Medical
            2005, issued by Medical Staffing Solutions, Inc.        Staffing's Form 8-K as filed with the United States
            to Cornell Capital Partners, LP                         Securities and Exchange Commission on October 3, 2005

10.32       Investor Registration Rights Agreement, dated           Incorporated by reference to Exhibit 99.3 to Medical
            September 2, 2005, by and between Medical Staffing      Staffing's Form 8-K as filed with the United States
            Solutions, Inc. and Cornell Capital Partners, LP        Securities and Exchange Commission on October 3, 2005

10.33       Escrow Agreement, dated September 2, 2005, by and       Incorporated by reference to Exhibit 99.4 to Medical
            between Medical Staffing Solutions, Inc., Cornell       Staffing's Form 8-K as filed with the United States
            Capital Partners, LP and David Gonzalez, Esq., as       Securities and Exchange Commission on October 3, 2005
            Escrow Agent

10.34       Security Agreement, dated September 2, 2005, by         Incorporated by reference to Exhibit 99.5 to Medical
            and between Medical Staffing Solutions, Inc. and        Staffing's Form 8-K as filed with the United States
            Cornell Capital Partners, LP                            Securities and Exchange Commission on October 3, 2005

10.35       Irrevocable Transfer Agent Instructions, dated          Incorporated by reference to Exhibit 99.6 to Medical
            September 2, 2005                                       Staffing's Form 8-K as filed with the United States
                                                                    Securities and Exchange Commission on October 3, 2005


10.36       Warrant, effective August 10, 2005, issued by           Incorporated by reference to Exhibit 99.7 to Medical
            Medical Staffing Solutions, Inc. to Cornell             Staffing's Form 8-K as filed with the United States
            Capital Partners, LP                                    Securities and Exchange Commission on October 3, 2005


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

32.1        Certification by Chief Executive Officer and            Provided herewith
            Principal Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906
            of the Sarbanes-Oxley Act of 2002                       0




            (B) Current Reports on Form 8-K Filed During The Quarter Ended September 30, 2005:


            On July 11, 2005 the Company filed a Current Report on Form 8-K to announce the closing of that certain Asset Purchase Agreement, by and among the Company the Company's wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now Nurses Onsite Corp.), Nurses PRN, LLC and those Members of Nurses PRN, LLC listed therein. This Current Report was amended on July 14, 2005 to attach fully executed transaction documents, further amended on August 3, 2005 to correct the date of the Report and further amended on September 12, 2005 to attach certain financial statements of Nurses PRN, LLC.

            On July 14, 2005 the Company filed a Current Report on Form 8-K announcing that it had enterered into a factoring agreement, by and among Medical Staffing, TeleScience International, Inc., Nurses PRN Acquisition Corp. and SYSTRAN Fianancial Service Corp. This Current Report was amended on August 3, 2005 to correct the date of the Report.

            On October 3, 2005 the Company filed a Current Report on Form 8-K to announce that it had entered into a Securities Purchase Agreement with Cornell Capital Partners, LP.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Medical Staffing has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized November 21, 2005.




November 21, 2005        MEDICAL STAFFING SOLUTIONS, INC.



                         By: /s/ Brajnandan B. Sahay
                             -------------------------------------
                         Name: Brajnandan B. Sahay,
                         Title: President, Chief Executive Officer and Director