Form 10KSB
period 2005-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2006-04-17
CIK 1160437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

        FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NO.
            DECEMBER 31, 2005                              000-23967

                        MEDICAL STAFFING SOLUTIONS, INC.
                        ---------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             NEVADA                                       91-2135006
-------------------------------              -----------------------------------
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


Check whether the issuer is not required to file reports pursuant to Section 13 of the Exchange Act. YES |_| NO |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Medical Staffing was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Medical Staffing's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Medical Staffing's revenues for its most recent fiscal year: $12,345,585

Based on the closing sale price on April 14, 2006, the aggregate market value of the voting common stock held by non-affiliates of Medical Staffing is $4,998,492.

As of April 14, 2006, Medical Staffing had 177,557,824 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART I.......................................................................1
    FORWARD-LOOKING STATEMENTS...............................................1
    ITEM 1. DESCRIPTION OF BUSINESS..........................................1
    ITEM 2. DESCRIPTION OF PROPERTY.........................................10
    ITEM 3. LEGAL PROCEEDINGS...............................................11
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12
PART II.....................................................................13
    ITEM 5. MARKET FOR MEDICAL STAFFING SOLUTIONS, INC.'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.....................................13
    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......14
    ITEM 7. FINANCIAL STATEMENTS............................................25
    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................25
    ITEM 8A.CONTROLS AND PROCEDURES.........................................25
    ITEM 8B.OTHER INFORMATION...............................................25
PART III....................................................................26
    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............26
    ITEM 10.EXECUTIVE COMPENSATION..........................................28
    ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................29
    ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................30
    ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..........32
    ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................38
SIGNATURE

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

      This annual report ("Annual Report") on Form 10-KSB contains "forward-looking statements" relating to Medical Staffing Solutions, Inc. ("Medical Staffing" or the "Company") which represent Medical Staffing's current expectations or beliefs including, but not limited to, statements concerning Medical Staffing's operations, performance, financial condition and growth. For this purpose, any statements contained in this Annual Report on Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Medical Staffing to continue its growth strategy and competition, certain of which are beyond Medical Staffing's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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


ITEM 1. DESCRIPTION OF BUSINESS


Introduction

      Medical Staffing was a developmental stage business and generated no revenue from our inception in June 2001, until we acquired our wholly-owned subsidiary TeleScience in September 2003. Under the terms of that certain share exchange agreement, Medical Staffing acquired one hundred percent (100%) of the stock of TeleScience in exchange for eighty percent (80%) of the outstanding shares of Medical Staffing. Control of Medical Staffing was transferred to TeleScience and the current President and Chief Executive Officer of TeleScience has become the Chairman, President, Chief Executive Officer and Chief Financial Officer of Medical Staffing.

      Medical Staffing is now a government and non-government contracting firm. We presently provide these services through two operating divisions, TeleScience and Nurses Onsite Corporation. Through TeleScience, we provide health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. We are now providing similar services, primarily nursing services, to non-government care facilities as evidenced by the completion of our acquisition of Nurses PRN, LLC (hereinafter referred to as "Nurses Onsite Corp." or "NOC") on July 1, 2005. The following section provides a detailed description of the NOC business.


The Nurses Onsite Corp. Business

      Nurses Onsite Corp. is a provider of healthcare staffing services focusing on the per diem segment. Per diem staffing, which has historically comprised the majority of the temporary healthcare staffing industry, involves the placement of locally-based healthcare professionals on daily (per diem) shift work, on an as needed basis. We operate a network of fourteen (14) staffing locations in eight (8) states, serving over two hundred (200) hospitals. We are headquartered in Vienna, Virginia and employ over 1,000 nurses and respiratory therapists and twenty (20) executive, management and administrative staff.

      We offer medical staffing services to acute care facilities, rehabilitation facilities and select other providers of health care throughout the country. The primary disciplines offered under our current scope of services are Registered Nurses (RNs), Licensed Practical Nurses (LPNs), referred to in certain states as Licensed Vocational Nurses (LVNs), Certified Nursing Assistants (CNAs) and Respiratory Therapists (RTs). Approximately eighty-five percent (85%) of our revenue is derived from providing RNs to acute-care facilities. Many of our nurses work per diem shifts, opting to maintain the flexibility of scheduling and variety of work assignments, while others choose to accept both short- and long-term contracts, which provide for a more predictable schedule.

      Our strategy is to identify key markets throughout the country where our services are needed, and then focus our resources in obtaining hospital contracts, while at the same time have our medical staffing coordinators recruit from among the nurse population. Once the contracts are awarded, we have a group of readily available nurses that we can place on an immediate basis.

      Our Senior management is well known and respected in the industry, having spent considerable time establishing relationships with hospital systems and their key contacts throughout the country. As a result of these relationships, we have been invited into many new markets by hospitals that feel their current staffing providers are not meeting their needs. We have been awarded many competitive bid contracts in markets where we do not have an office because of the confidence placed in us by our hospital clients.


Competitive Advantages

      We believe that we have certain competitive advantages that differentiate us in the health care staffing industry:

      o Recognition In The Nurse Staffing Industry. Our management team has operated in the per diem nurse staffing industry since the early 1990s. In addition, the current positive impact that we created in the market has led to us being well recognized among leading hospitals and healthcare facilities, as well as by registered nurses and other healthcare professionals.

      o Strong and Diverse Client Relationships. We provide staffing solutions to a client base of over two hundred (200) hospitals and other healthcare providers across eight (8) States.

      o Recruiting. We have changed the recruiting process in the per diem staffing industry by utilizing tele-recruiting that proactively calls nurses in a specific market we are trying to penetrate. Our recruiters are responsible for recruiting applicants, recording the applicant's information into our system, and placing the applicant at a hospital. As part of the screening process, we conduct in-depth telephone interviews with our applicants and verify references to determine qualifications.

      o We use a state-of-the-art web-based contact management system. With this system, we are able to load the list of registered nurses by city into our predictive dialer. The dialer automatically starts calling the list of nurses we loaded. When it reaches a live voice, the recipient has the option of transferring to one of our recruiters. Our recruiters will then work with the candidate over the phone in order to collect all the appropriate information and sign the candidate up under our program. The system also provides the opportunity to leave a voicemail with details on job openings and contact information which provides additional opportunities to recruit candidates. New first quarter 2006 is our enhanced online application process. This feature not only allows streamlined paperwork processing, but also opportunity for growth into markets where we do not have a branch presence. Since it is no longer necessary for a nurse to visit an office to sign up with NOC, this opens our ability to work with any healthcare facility in the country as we can manage these employees in a "virtual" environment.

      o Temporary Staffing System (TSS). TSS is a web-based application that schedules, tracks, confirms, pays and bills all orders placed by our clients. Since the system is completely online, the Company's key management and branches have real-time access to data. TSS helps our schedulers, through its sophisticated database of positions, match assignment opportunities with the experience, skills and geographic preferences of their candidates. Once an assignment is selected, our account manager reviews the candidate's resume package before submitting it to the client for review.

      o Centralized Payroll and Billing. For payroll contract employees, we bill clients at an hourly rate and assume all employee costs, including payroll, withholding taxes, benefits and professional liability insurance and OSHA requirements, as well as any travel and housing costs and arrangements. All of our nurses are hourly employees of NOC and receive an agreement that specifies the hourly rates they will be paid, as well as any benefits they are entitled to receive from us. We are compensated for the services we provide at a predetermined rate negotiated with our hospital client. Hours worked by field employees are recorded by our payroll team into TSS, which then processes our daily payroll. Billing is generated weekly at our headquarters, with invoices detailing the activity by shift sent to each hospital. TSS ensures that the entire payroll in the systems is billed to the client.

      We offer our nurses three (3) alternative payment methods:

            1. Daily Check: we can remotely print checks at any of our branches;

            2.    Daily Direct Deposit to a pre-defined bank account; or

            3. Daily Deposit to the Nurses Onsite Corp. Cash Card. The Cash Card is a bank debit card that allows cash to be instantly deposited for subsequent withdrawing of funds. The Payroll department, using a web-interface to the bank, instantly completes this process. Many of the Company's nurses use this option for payroll. This has proven to be a valuable advantage particularly in geographically large areas as the nurse is saved the time of coming into one of the offices as well as making a trip to the bank.

      o Employee Retention. We believe we offer appealing assignments at prestigious hospitals, competitive compensation packages, and other valuable benefits. In 2005, approximately sixty-five percent (65%) of our working nurses accepted a new assignment with us within thirty-five (35) days of completing a previous assignment with us.

      o Fees Paid Directly by Clients. Our fees are paid directly by our clients rather than by government or other third party payors. As a result, we have no direct exposure to Medicare or Medicaid reimbursements.

      o Scalable and Efficient Operating Structure. The databases for our per diem staffing businesses included approximately 4,400 registered nurses and other healthcare professionals who completed job applications with us. Our size and centralized staffing structure provide us with operating efficiencies in key areas such as recruiting, advertising, marketing, training, and insurance benefits. Our proprietary information systems enable us to manage virtually all aspects of our travel nurse staffing operations. Our systems are designed to accommodate significant future growth.

      o Quality Assurance. Our quality assurance department is structured to ensure that our healthcare clients receive professionals that are qualified to meet their needs. Each new candidate that submits an application with us is screened before being placed at a healthcare facility. Our internal screening process requires that each new candidate meets our experience, skills, credentials, education and licensing standards. Our quality assurance department also verifies the work history and references of each candidate, and ensures that each candidate meets the specific requirements of each hospital client including, among other things, background checks, health records, drug screening, continuing education and certifications. In addition, our quality assurance department evaluates our candidates on a continual basis through a written evaluation process. Our healthcare clients are typically required to deliver evaluations to us after each professional completes an assignment so that we have direct feedback from them.

      o Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management team, which averages more than ten (10) years of experience in the healthcare and staffing industry, has played a key role in the per diem staffing industry and has consistently demonstrated the ability to successfully identify and integrate strategic acquisitions.


Nurses Onsite Corp.'s Strategy

      NOC's goal is to expand our leadership position within the temporary healthcare staffing sector in the United States. The key components of our business strategy include:

      1. Expanding Our Network of Qualified Temporary Healthcare Professionals. Through our recruiting efforts in the United States, we continue to expand our network of qualified temporary healthcare professionals. We have exhibited substantial growth in our temporary healthcare professional network over the past three (3) years primarily through our innovative recruitment model, referrals from our current and former temporary healthcare professionals, as well as through advertising and Internet initiatives.

      2. Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our existing relationships with our hospital and healthcare facility clients, and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing who can fulfill the quantity and quality of their staffing needs and help them develop strategies for the most cost-effective staffing methods. In order to establish deeper and more collaborative partnerships, we have recently expanded our client services and account management team. This expansion allows us to better understand and serve the needs of our hospital and healthcare facility clients. Furthermore, because we possess a national network of temporary nurses, we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs.

      3. Leveraging Our Business Model and Large Hospital and Healthcare Facility Client Base to Increase Productivity. We seek to increase our productivity through our proven recruiting strategy, network of temporary healthcare professionals, established hospital and healthcare facility client relationships, proprietary information systems, innovative marketing and recruitment programs, training programs and centralized administrative support systems. Our recruiting strategy allows a recruiter to take advantage of all of our placement opportunities. In addition, our information systems and support personnel permit our recruiters to spend more time focused on temporary healthcare professionals' needs and placing them on appropriate assignments in hospitals or healthcare facilities.

      4. Providing Innovative Technology. By providing on-line tools to hospital and healthcare clients, we help them streamline their communications and process flow for securing staffing services. We utilize our Temporary Staffing System (TSS), an online resource and tool to help our clients manage outsourced staffing more efficiently. We are currently introducing a client communication tool on TSS, which will allow clients to schedule their nurse needs online.

      5. Capitalizing on Strategic Dealership Opportunities. In order to enhance our competitive position, we will continue to selectively explore strategic dealership opportunities. By converting existing businesses into licensed dealers, we add immediate accretive revenue and gross margin with minimal increased overhead. The entities are offered access to our systems, accounts receivable financing and insurances in exchange for forty percent (40%) of their gross margin.

      6. Virtual Markets. The travel nurse industry has proven that it is possible to recruit, screen and hire nurses in remote markets without a physical location in the market. This method of recruiting utilizes a blend of technology and traditional methods, such as direct calling and direct mail. We have developed a proprietary system in order to recruit per diem nurses in the same manner. Accordingly, we plan to offer our per diem staffing services to hospitals in markets where we do not have an office. We see this as an untapped opportunity to expand our services well beyond our existing client base and target the nation's 8,000 hospitals without the typical capital expenditures and operating costs necessary to open offices near each facility. Our newly enhanced online application process has now made this vision a reality. We have proven success in three test markets and plan to implement a national strategy for business development.


The Company's Business Strategy and Services

      Medical Staffing's strategy is to provide an array of services to the government market, primarily in the areas of medical staffing and health care information technology. We intend to focus on the contract opportunities for medical personnel services and products and we intend to take advantage of other opportunities we may deem desirable.

      Our ability to successfully expand requires significant revenue growth from increased services performed for existing and new clients, as well as strategic acquisitions and/or mergers and/or strategic relationships. The realization of these events depends on many factors, including available financing, successful strategic sales and marketing efforts and the identification and acquisition of appropriate businesses. Any difficulties encountered in the expansion of the Company through successful sales and marketing efforts and/or acquisitions could have an adverse impact on our revenues and operating results.


The Company's Clients

      Prior to our acquisition of Nurses PRN, LLC, our client base constituted predominantly of Federal and State government agencies with medical staffing needs. Federal clients include all branches of the U.S. Armed Services, the Veterans Administration, and the Public Health Service. State clients include California and Pennsylvania, where the Company places contract employees with the corrections or health and human services departments. We have experience and expertise in the successful completion of projects in the medical staffing and information technology areas, and this is where we are concentrating our marketing efforts.

      Historically, we have derived in excess of ninety-five percent (95%) of our revenues and believe that in the immediate future we will continue to derive the greatest percentage of our total revenues from medical staffing. We have expanded this effort into the private health care area with the completion of our acquisition of Nurses PRN, LLC on July 1, 2005 for this purpose. The main medical staffing services we provide are nursing, dental assistants technicians, therapists, pharmacists and doctors.


The Company's Marketing and Sales

      In the later part of 2005, the Company's marketing and sales efforts were distinctly separated between Nurses Onsite Corp. and TeleScience. In 2006, a more blended approach will be used, t 6 0 leveraging the techniques of each subsidiary, to increase overall sales for Medical Staffing.

      The Company procures its government business through the formal bid and proposal process used by government contracting agencies. Typical marketing methods do not normally apply in government contracting, where contracts are awarded on the merit of the proposal. In 2006, the objective is to significantly increase the number of bids that are placed to increase the win rates. In addition, new pre-bid marketing methods will be applied.

      The Company's commercial sector employs primarily relationship marketing and direct sales presentations to increase its client base. In 2006, the commercial sector will use the Internet more aggressively to increase Nurses Onsite Corp.'s brand awareness. New and innovative mass recruiting and marketing methods will be applied to increase sales in 2006. Sales and revenue can be increased most directly by increasing the number of nurses recruited and placed. Due to the nursing shortage, many outstanding orders are unable to be filled. Increasing its workforce enables Nurses Onsite Corp. to grow sales and revenue.

      Finally, the Company plans to more clearly define its brands: Medical Staffing, TeleScience and Nurses Onsite Corp., and how they relate to each other. New websites are planned to link together, and to leverage one another's information. In addition, the sites will be geared towards improving shareholder awareness and acting as improved recruiting tools for the Company.

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


Employees

      As of March 31, 2006, TII had a total of one hundred seventy-eight (178) employees (full and part-time) working for the Company and located in nine (9) states and the District of Columbia.

      TII also engaged three (3) consultants. The principal (but not all) job categories are physicians (0), registered nurses (RNs) (26), licensed vocational nurses or licenses practical nurses (LPNs) (13), dental assistants and hygienists (9), certified nursing assistants (18) and management (12). The principal (but not all) locations are California (31), Louisiana (23), Virginia
(14) and the District of Columbia (14) (the numbers within parentheses in this paragraph refer to the number of employees in the category or location). TII also periodically employs additional consultants and additional temporary employees.

      As of January 1, 2006, an additional twenty-four (24) employees have been employed in connection with the acquisition of Nurses PRN, LLC (hereinafter referred to as "Nurses Onsite Corp.") in fourteen (14) active locations nationwide. These Nurses Onsite Corp. employees include four (4) employees in the Atlanta, Georgia locations , five (5) employees in the West Palm Beach, Florida office, two (2) employees in the Dallas, Texas office, one (1) employee in the Houston, Texas office, one (1) employee in the Las Vegas, Nevada office, one (1) employee in the Modesto, California office, one (1) employee in Phoenix, Arizona, one (1) employee in the New Orleans, Louisiana office, one (1) employee in the Oakland, California office, two (2) nurse recruiters, two (2) on-call coordinators and two (2) employees who work in Medical Staffing's Vienna, Virginia office.

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


Subsequent Events.

      On March 13, 2006 (the "Transaction Date"), the Company entered into an Amended and Restated Investment Agreement with Cornell Capital Partners, LP ("Cornell Capital") pursuant to which the Company issued and sold to Cornell Capital, and Cornell Capital purchased from the Company, Four Million Four Hundred Thousand Dollars ($4,400,000) of Series A Preferred shares which shall be convertible into shares of the Company's common stock, of which Three Million Dollars ($3,000,000) was previously funded pursuant to that certain Investment Agreement, dated as of December 13, 2005, by and between the Company and Cornell Capital and the remaining One Million Four Hundred Thousand Dollars ($1,400,000) was funded on the Transaction Date. The Series A Preferred shares shall be convertible into shares of the Company's common stock, which will be registered pursuant to that certain Amended and Restated Investor Registration Rights Agreement dated as of the Transaction Date.

      The Series A Preferred shares have the designations, preferences and rights set forth in the Amended and Restated Certificate of Designation as filed with the Secretary of State for the State of Nevada effective March 13, 2006. The holders of Series A Preferred shares have the sole right and discretion to elect conversion at any time and from time to time into such number of fully paid and non-assessable shares of common stock equal to the quotient of the Liquidation Amount ($1.00) divided by the Conversion Price (as defined herein below), subject to certain adjustments as is more fully set forth in the Certificate of Designation. However, no holder of Series A Preferred shares shall be entitled to convert the Series A Preferred shares to the extent, but only to the extent, that such conversion would, upon giving effect to such conversion, cause the aggregate number of shares of common stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of common stock following such conversion (which provision may be waived by such holder by written notice from such holder to the Company, which notice shall be effective sixty-one (61) days after the date of such notice). The "Conversion Prices" is equal to ninety-five percent (95%) of the lowest volume weighted average of the common stock for the thirty (30) trading days immediately preceding the date of conversion, as quoted by Bloomberg LP. The holders of Series A Preferred shares shall vote with the holders of common stock on an as converted basis as of the time a vote is taken and not as separate classes.

      On March 13, 2006, the Company issued to Cornell Capital four (4) warrants to purchase an aggregate of Eighty Million (80,000,000) shares of the Company's common stock as follows: (i) a warrant to purchase Thirty Million (30,000,000) shares of the Company's Common Stock for a period of five (5) years at an exercise price of $0.005 per share; (ii) a warrant to purchase Thirty Million (30,000,000) shares of the Company's Common Stock for a period of five (5) years at an exercise price of $0.01 per share; (iii) a warrant to purchase Ten Million (10,000,000) shares of the Company's Common Stock for a period of five (5) years at an exercise price of $0.015 per share; and (iv) a warrant to purchase Ten Million (10,000,000) shares of the Company's common stock for a period of five
(5) years at an exercise price of $0.02 per share. The shares of the Company's common stock issuable upon exercise of the Buyer's Warrant shall have "piggy-back" and demand registration rights and expire five (5) years from the date of issuance, on or about March 13, 2011.

      On March 13, 2006, the Parties entered into a Termination Agreement, pursuant to which the Parties terminated that certain Escrow Agreement, dated December 13, 2005, by and among the Parties and David Gonzalez, Esq., as escrow agent.

      On February 16, 2006, the Circuit Court of Fairfax County, Virginia (the "Court") entered a Final Order in favor of plaintiff Azmat Ali (the "Plaintiff") against defendants TeleScience International, Inc. ("TeleScience"), a wholly-owned subsidiary of Medical Staffing Solutions, Inc. (the "Registrant"), Dr. Brajnandan B. Sahay, and Mrs. Rupa Sahay (TeleScience, Dr. Sahay and Mrs. Sahay are collectively referred to herein as the "Defendants"), in the matter of Azmat Ali v. TeleScience International, Inc., et al.(At Law No. 218574). This matter came to be heard on December 16, 2005, upon the Plaintiff's motion to set aside the jury verdict entered in favor of the Defendants on November 16, 2005, and the Court entered a judgment in favor of the Plaintiff in the amount of $851,875 with interest at twelve percent (12%) from the date of October 16, 2003.

      In 2003, the Registrant believed it had settled a claim by the Plaintiff, who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of Registrant common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Registrant maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a verdict in favor of TeleScience and at that time the Plaintiff moved the Court to set aside the jury verdict. The motion was set for oral argument for December 16, 2005, and on February 16, 2006 the Court ruled in favor of the Plaintiff. TeleScience intends to vigorously pursue an appeal.

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


Medical Staffing Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

      Since our inception, we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2005, we incurred losses of $[1,827,114]. Our accumulated deficit was $[7,255,643] for the year ended December 31, 2005, and $5,428,529 for the year ended December 31, 2004. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.


We Have Been The Subject Of A Going Concern Opinion For December 31, 2005 and December 31, 2004, From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2005 and December 31, 2004, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. Based on our current budget assessment, and excluding any acquisitions which may occur in 2006, we believe that we will need to obtain approximately $2 million in additional debt or equity capital from one
(1) or more sources to fund operations for the next twelve (12) months. These funds are expected to be obtained from the sale of securities.


We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2005 Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk

      We had a working capital deficit of $729,824 at December 31, 2005, which means that our current liabilities as of that date exceeded our current assets on December 31, 2005 by $ 729,824. Current assets are assets that are expected to be converted to cash within one (1) year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005, were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future plans.


Medical Staffing Will Need To Raise Additional Capital Or Debt Funding To Sustain Operations Which May Not Be Available And Which Could Be Materially Harmful To Our Business

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

Our Common Stock Is Deemed To Be "Penny Stock," Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended ("the "Exchange Act"). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

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


We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

      Our success largely depends on the efforts and abilities of our key executive, Dr. Brajnandan B. Sahay. Dr. Sahay serves as our Chairman of the Board, President, Chief Executive Officer and Acting Principal Financial Officer. The loss of the services of Dr. Sahay could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Dr. Sahay. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

Transfer Agent

      The transfer agent for Medical Staffing common stock is Holladay Stock Transfer Inc. Its address is 2939 North 67th Place, Scottsdale, Arizona, 85251 and its telephone number is (480) 481-3940.

ITEM 2. DESCRIPTION OF PROPERTIES

      Our principal executive office is located at 8150 Leesburg Pike, Suite 1200, Vienna, Virginia. The space is subleased by Medical Staffing through August 2007. The space consists of approximately 8,504 square feet. During the calendar year 2005 we paid rent at the rate of $13,819 for the first seven (7) months ($19.50 per square foot) and $14,5278.66 for the remaining five (5) months ($20.50 per square foot) for a 2005 annual rental of approximately $169,371.30.

      We also lease a branch office located at 2573 Greenwood Avenue, Morro Bay, California. We pay a portion of the rent equal to $575 per month. Our annual rent in 2005 for this branch office was approximately $6,900.

      NOC has thirteen (13) staffing locations in eight (8) states including Virginia. NOC's principal corporate office is located at 8150 Leesburg Pike, Suite 1200, Vienna, Virginia. The rent is approximately $6,521 per month. The annual rent in 2005 was approximately $67,121. NOC rents an administrative office at 1551 Forum Way, West Palm Beach, Florida 33401 as of February 1, 2006 at a monthly rate of $2,119.

      NOC also leases a branch office at the Hammond Center, 1155 Hammond Drive, Atlanta, Georgia 30328. The rent is approximately $2,053 per month. The annual rent in 2005 was approximately $26,332.

      NOC also leases a branch office in the Oakbrook Plaza, 1555 West Mockingbird Lane, Suite 202, Dallas, Texas 75235. The monthly rent is approximately $1,241 and the annual rent in 2005 was approximately $14,892.

      NOC also leases a branch office at Suite 116, 5373 West Alabama, Houston, Texas, 77056. The monthly base rent is approximately $953 and the annual rent in 2005 was approximately $11,160.

      NOC also leases a branch office at Flamingo Executive Park, Suite W-151, 1050 East Flamingo Road, Las Vegas, Nevada 89119. The monthly rent is approximately $1,190, and the annual rent in 2005 was approximately $13,860.

      NOC also leases a branch office at Suite C, 4260 Sisk Road, Modesto, California 95356. The monthly rent is approximately $525 and the annual rent in 2005 was approximately $6,300.

      NOC also leases a branch office at 400 29th Street, Suite 403, Oakland, California 94609. The monthly rent is approximately $870 and the annual rent in 2005 was approximately $10,440.

      NOC also leases a branch office at 3027 North Causeway Boulevard, Metairie, Louisiana 70002. The monthly rent was approximately $880 and the annual rent in 2005 was approximately $10,560.

      NOC also leases a branch office at 5350 North 16th Street, Suite 101, Phoenix, Arizona 85106 at a rate of approximately $860 per month.

      We believe that we can obtain additional facilities required to accommodate our projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.


ITEM 3. LEGAL PROCEEDINGS

      Medical Staffing is not currently involved in any material legal proceedings.

      However, on February 16, 2006 the Circuit Court of Fairfax County, Virginia (the "Court") entered a Final Order in favor of plaintiff Azmat Ali (the "Plaintiff") against the Company's wholly-owned subsidiary TeleScience, Dr. Brajnandan B. Sahay and Mrs. Rupa Sahay (TeleScience, Dr. Sahay and Mrs. Sahay are collectively referred to herein as the "Defendant"), in the matter Azmat Ali
v. TeleScience International, Inc., et al. (At Law No. 218574). This matter came to be heard on December 16, 2005, upon the Plaintiff's motion to set aside the jury verdict entered in favor of the Defendants on November 16, 2005. For reasons set forth in the Court's Opinion Letter, the Court entered a judgment in favor of the Plaintiff in the amount of $851,875 with interest at twelve percent (12%) from the date of October 16, 2003.

      In 2003, the Company believed it had settled a claim by the Plaintiff who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of Registrant common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Registrant maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a verdict in favor of TeleScience and at that time the Plaintiff moved the Court to set aside the jury verdict. The motion was set for oral argument for December 16, 2005, and on February 16, 2006 the Court ruled in favor of the Plaintiff. TeleScience intends to vigorously pursue an appeal.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

      None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER'S MATTERS


Market Information

      Medical Staffing's common stock currently trades on the NASD Over-The-Counter Bulletin Board ("OTC") under the trading symbol "MSSI.OB". Our shares of common stock trade have traded on the OTC since May 19, 2000. The OTC is a network of security dealers who buy and sell stock. A computer network that provides information on current "bids" and "asks", as well as volume information, connects the dealers.

      The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2004, as reported by the National Quotation Bureau. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                       BID PRICES
                                    ----------------
                                    HIGH        LOW
                                    -----      -----
2004
First Quarter                       $0.27      $0.12
Second Quarter                      $0.38      $0.08
Third Quarter                       $0.03      $0.02
Fourth Quarter                      $0.10      $0.03

2005
First Quarter                       $0.06      $0.03
Second Quarter                      $0.03      $0.02
Third Quarter                       $0.06      $0.03
Fourth Quarter                      $0.03      $0.02

      Medical Staffing presently is authorized to issue 300,000,000 shares of common stock with $0.001 par value. As of March 31, 2006, there were one hundred forty-nine (149) holders of record of Medical Staffing's common stock and 177,557,824 shares issued and outstanding.

      Medical Staffing is authorized to issue 30,000,000 shares of $0.001 par value preferred stock, of which 4,400,000 shares of Series A Preferred stock are issued and outstanding. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of with rights, designations, preferences and other terms, as may be determined by the Board in their sole discretion, at the time of issuance.


Dividends

      Medical Staffing has not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board and will depend upon, among other factors, Medical Staffing's operations, its capital requirements, and its overall financial condition.


Recent Sales Of Unregistered Securities     None

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


Business

      Medical Staffing is a government contracting firm. We presently provide, through our wholly-owned subsidiary, TeleScience, health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. We are currently moving toward providing similar services, commencing with nursing services, to non-government care facilities, as evidenced by our acquisition of Nurses PRN, LLC in July, 2005.


The Nurses Onsite Corp. Acquisition and Business

      On July 1, 2005 we completed an Asset Purchase Agreement (the "Purchase Agreement"), whereby Medical Staffing, through our wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now "Nurses Onsite Corp."), acquired the business of Nurses PRN, LLC. As consideration for the purchased assets, Medical Staffing agreed to issue and deliver 9,500,000 shares of common stock to Nurses PRN, LLC to be delivered to the members of Nurses PRN, LLC and 2,500,000 shares to a creditor. NPRN paid Nurses PRN, LLC $1,600,000 as a cash consideration and agreed to pay a contingent payment based on NPRN's achievement of certain financial targets which shall not exceed $500,000. Medical Staffing also assumed certain assumed liabilities including: (a) a $365,487.50 note payable issued to Mr. Jeff Dowling by NPRN; (b) a $250,000 note payable to Mr. Aftab Adamjee by NPRN and (c) certain general payables as set forth in the Purchase Agreement. We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000.00. The acquisition was funded by a promissory note. On March 31, 2006, the note payable to Mr. Dowling was reduced by $28,399.90 per the terms of his note for repayment of uncollectible receivables.

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

      Revenues have grown as a result of our acquisition of Nurses Onsite Corp., which has aggregate revenues greater than Medical Staffing. Nurses Onsite Corp. has substantially increased the Company's operations in the private healthcare nursing sector. The acquisition has made a positive contribution to overhead and earnings and has provided us an entry vehicle into the commercial nurse staffing arena. Cash flow from the operations of the assets of Nurses Onsite Corp. are utilized in the growth of the business and reduction of present cash shortfalls as well as debt reduction. We anticipate that we will recognize economies of scale in areas, such as California, where we are both operating. Nurses Onsite Corp. is presently operating in fourteen (14) staffing locations in eight (8) states (including Virginia) and has more than 1,000 nurses that it can call upon to fulfill the needs of over two hundred (200) hospitals it presently services. Over the next twelve (12) months, Nurses Onsite Corp. plans to establish operations in several additional states and additional locales within the states in which it operates.

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


Going Concern

      As reflected in the Company's financial statements for the year ended December 31, 2005, the Company's accumulated deficit of $7,255,643 and its working capital deficiency of $ 729,824 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital. The financial statements for year ended December 31, 2005 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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

Results of Operations


      For The Fiscal Year Ended December 31, 2005, Compared To The Fiscal Year Ended December 31, 2005


                                    Revenues

      Revenues for the fiscal year ended December 31, 2005 were $ 12,345,585, an increase of $ 5,611,021, as compared to revenues of approximately $6,734,564 for the fiscal ended December 31, 2004. The increase in revenues in 2005 was attributable to the acquisition of Nurses Onsite Corp.


                                  Cost of Sales

      Cost of sales for the year ended December 31, 2005, was $8,379,213 million, or sixty-eight percent (68%) of revenues, as compared to $5,018,601 or seventy-five percent (75%) of revenues, for the year ended December 31, 2004. The percentage decrease in cost of sales for the year ended December 31, 2005 was primarily attributable to the fact that the margin on the Nurses Onsite Corp. contracts are higher than those within the TeleScience part of the Company.


                                  Gross Profit

      Gross profit for the year ended December 31, 2005, was $3,966,372, or thirty-two percent (32%) of revenues, as compared to gross profit of $1,715,963 or twenty-five (25%) of revenues, for the year ended December 31, 2004.


                               Operating Expenses

      Operating expenses for the year ended December 31, 2005, were $5,385,796 or forty-four percent (44%) of revenues, as compared to $3,480,057 or fifty-two percent (52%) of revenues, for the year ended December 31, 2004. The increase in operating expenses in 2005 was primarily attributable to increased cost of general administrative expenses resulting mainly from the acquisition of Nurses Onsite Corp.


                             Other Income (Expense)

      Other income (expense) for the year ended December 31, 2005, was $(407,690) as compared to $(347,569) for the year ended December 31, 2004. The increase was due to higher interest expenses incurred as result of increased sales volume.


                                    Net Loss

      The Company had a net loss of $1,827,114 for the year ended December 31, 2005, compared to a net loss of $2,111,663 for the year ended December 31, 2004. The decreased loss of $284,549 was mainly attributable to higher sales at higher margins and decreased operating expenses.

Liquidity and Capital Resources

      The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,827,114 and $2,111,663 for the years ended December 31, 2005 and 2004, respectively, and had an accumulated deficit of $7,255,643 for the year ended December 31, 2005. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      The Company is at present meeting its current obligations from its monthly cash flows and cash proceeds from sale of equity securities and debt, which during 2004, 2005 and to date in 2006 has included cash from operations, investor capital, loans from related parties and from other lenders. However, due to insufficient cash generated from operations, the Company currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. As a result, the Company is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed the Company to meet its obligations in the past, there can be no assurances that the Company's present methods of generating cash flow will be sufficient to meet future obligations. Historically, the Company has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that the Company will be able to raise additional capital in this manner.

      Cash used in operating activities was $3,015,226 for the year ended December 31, 2005, compared to $2,431,986 for the same period in 2004. Cash used in 2004 would have been high due to a reduction in accounts receivable in 2005; however cash was placed in escrow for the Nurses OnSite Corp. acquisition which closed in July 2005, after this period in 2004.

      Cash used in investing activities was $ 1,680,642 for the year ended December 31, 2005, compared to cash used by investing activities of $12,435 for the year ended December 31, 2004. This increase was principally due to the acquisition of Nurses OnSite Corp.

      Net cash provided by financing activities was $4,964,018 for the year ended December 31, 2005, compared to $2,395,701 during the same period in 2004. This was mainly due to the funding through convertible debentures and the Standby Equity Distribution Agreement.

      In May 2002, the Company entered into a line of credit agreement with a factor. The loan was fully paid off in June 2005.

      Additionally, the Company maintains a small credit line with a bank. There was no balance outstanding for the year ended December 31, 2005.

      In May 2002, the Company borrowed $220,000 from an individual to be used in developing the Company's business plan, including Homeland Security operations. The note payable was non-interest bearing until May 2003 and bore interest at seven percent (7%) going forward. The note was fully paid off in May 2004.

      On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company. On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures. In April 2004, Cornell Capital Partners purchased $350,000 of additional debentures. These debentures accrued interest at a rate of five percent (5%) per year and matured two (2) years from the issuance date. The debentures were convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) one hundred fifteen percent (115%) of the closing bid price of the common stock as of the closing date or (ii) eighty-five percent (85%) of the lowest closing bid price of the common stock the five (5) trading days immediately preceding the conversion date. The debentures were secured by the assets of the Company. At maturity, the Company had the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. During the year ended December 31, 2004, Cornell Capital Partners converted the entire $600,000 into 19,489,204 shares of common stock and the Company recognized $108,760 of amortization of discount on the debenture conversions.

      On March 11, 2004, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. Under the agreement, the Company was entitled to issue and sell to Cornell Capital Partners common stock for a total purchase price of up to Fifteen Million Dollars ($15 million). Cornell Capital Partners received a one-time commitment fee of 750,000 shares of the Company's common stock. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer, pursuant to which the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004. Medical Staffing has drawn down $2,440,000 under the Standby Equity Distribution Agreement and Medical Staffing has issued 74,744,294 shares of common stock to Cornell Capital Partners. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital Partners on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital Partners on October 18, 2004, and a portion of the $2,000,000 promissory note issued to Cornell Capital Partners on January 5, 2005. Simultaneously upon the execution of the Investment Agreement (as is more fully described herein below), the Company and Cornell Capital Partners effectively terminated the Standby Equity Distribution Agreement on December 13, 2005.

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

      On January 5, 2005, Medical Staffing received $2,000,000 in return for a promissory note issued to Cornell Capital Partners which was subsequently amended on June 7, 2005. On April 26, 2005, Medical Staffing received $500,000 in return for a promissory note issued to Cornell Capital Partners which was amended on June 7, 2005. These promissory notes terminated on September 2, 2005 upon the issuance and sale to Cornell Capital Partners of the Convertible Debenture as is more fully described below.

      On June 27, 2005, Medical Staffing entered into a factoring agreement (the "Factoring Agreement"), by and among its wholly-owned subsidiary TeleScience International, Inc. ("TeleScience"), its wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now Nurses Onsite Corp.) and SYSTRAN Financial Service Corporation ("SYSTRAN"), a subsidiary of Textron Financial Corporation, pursuant to which SYSTRAN established a Five Million Dollar ($5,000,000) credit facility (the "Facility") with Medical Staffing in order for Medical Staffing to finance the accounts receivables of TeleScience and NPRN. The initial term of the Factoring Agreement is twelve (12) months, with twelve
(12) month renewal periods. Medical Staffing is required to pay interest on any outstanding balance at the Wells Fargo Bank Prime Rate plus one half of one percent (0.50%), and pay a discount fee of one half of one percent (0.50%) of the face amount of all unbilled invoices and bills purchased by SYSTRAN. SYSTRAN has a first and only security interest in all of Medical Staffing's present and future accounts, deposit accounts, chattel paper, contract rights (including insurance contracts and insurance proceeds), general intangibles, choses in action, instruments and documents, whether owned as of the date of the Factoring Agreement or acquired thereafter, and the proceeds of each of the foregoing. Upon the request of Medical Staffing, the Facility shall be reviewed for conversion to a Textron asset-based revolving credit facility. The outstanding balance for the year ended December 31, 2005 was $2,502,780.

      On July 1, 2005 we completed the Asset Purchase Agreement, whereby Medical Staffing, through our wholly-owned subsidiary, NPRN, acquired the business of Nurses PRN, LLC. As consideration for the purchased assets, Medical Staffing agreed to issue and deliver 9,500,000 shares of our common stock to Nurses PRN, LLC to be delivered to the members of Nurses PRN, LLC and 2,500,000 shares to a creditor. NPRN paid Nurses PRN, LLC $1,600,000 as a cash consideration and agreed to pay a contingent payment based on NPRN's achievement of certain financial targets which shall not exceed $500,000. Medical Staffing also assumed certain assumed liabilities including: (a) a $365,487.50 note payable issued to Mr. Jeff Dowling by NPRN; (b) a $250,000 note payable to Mr. Aftab Adamjee by NPRN and (c) certain general payables as set forth in the Purchase Agreement. We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000.00. The acquisition was funded by a promissory note.

      Effective August 10, 2005, the Company issued to Cornell Capital Partners a common stock purchase warrant (the "August Warrant") in connection with a commitment for the $50,000,000 Standby Equity Distribution Agreement. The Company and Cornell Capital Partners simultaneously terminated the August Warrant upon the Company issuing the December Warrant on December 13, 2005, as is more fully described herein below.

      On September 2, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners whereby the Company issued and sold to Cornell Capital Partners up to $2,113,332.11 of secured convertible debentures (collectively, the "Convertible Debenture") which were convertible into shares of the Company's common stock. The Convertible Debenture was fully paid off upon entering into the Investment Agreement with Cornell Capital Partners on December 13, 2005.

      On December 13, 2005, the Company entered into an Investment Agreement with Cornell Capital Partners pursuant to which the Company issued and sold to Cornell Capital Partners and Cornell Capital Partners purchased from the Company, Three Million Dollars ($3,000,000) of Series A Preferred shares which shall be convertible into shares of the Company's common stock and which amount shall solely consist of (a) the surrendering of that certain Convertible Debenture held by Cornell Capital as of September 2, 2005 equal to $2,184,201.11 ($2,113,332.11 in principal plus $70,869.00 in accrued interest) and (b) an additional cash amount equal to Eight Hundred Fifteen Thousand Seven Hundred Ninety-Eight Dollars and Eighty-Nine Cents ($815,798.89), of which Four Hundred Thousand Dollars ($400,000) has been funded as of December 13, 2005 and the remaining Four Hundred Fifteen Thousand Seven Hundred and Ninety-Eight Dollars and Eighty-Nine Cents ($415,798.89) has been funded as of January 27, 2006 pursuant to the Investor Registration Rights Agreement dated as of December 13, 2005.

      The Series A Preferred shares have the designations, preferences and rights set forth in the Certificate of Designation as filed with the Secretary of State for the State of Nevada on December 16, 2005. The holders of Series A Preferred shares have the sole right and discretion to elect conversion at any time and from time to time into such number of fully paid and non-assessable shares of common stock equal to the quotient of $1.00 per share divided by the Conversion Price (as defined herein below), subject to certain adjustments as is more fully set forth in the Certificate of Designation. However, no holder of Series A Preferred shares shall be entitled to convert the Series A Preferred shares to the extent, but only to the extent, that such conversion would, upon giving effect to such conversion, cause the aggregate number of shares of common stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of common stock following such conversion (which provision may be waived by such holder by written notice from such holder to the Company, which notice shall be effective sixty-one (61) days after the date of such notice).

      The "Conversion Price" is equal to ninety-five percent (95%) of the lowest volume weighted average of the common stock for the thirty (30) trading days immediately preceding the date of conversion, as quoted by Bloomberg LP. At a recent stock price of $0.025 per share, we would have to issue 126,315,790 shares of common stock if Cornell Capital Partners elected to convert the entire 3,000,000 shares of convertible Series A Preferred stock held by Cornell Capital Partners pursuant to the Investment Agreement. However, our current Articles of Incorporation authorize us to issue 300,000,000 shares of common stock. We are registering 114,000,000 shares of our common stock pursuant to the Investment Agreement. If we need to issue more than the 114,000,000 shares in order to satisfy Cornell Capital Partner's election to convert the 3,000,000 shares of Series A Preferred stock, we will have to obtain shareholder approval to amend our Articles of Incorporation to increase our authorized common stock and we will have to file a new registration statement covering any additional shares.

      At the option of the holders if there are outstanding Series A Preferred shares on December 13, 2008, each Series A Preferred share shall convert into shares of common stock at the Conversion Price then in effect on December 13, 2008. The holders of Series A Preferred shares shall vote with the holders of common stock on an as converted basis as of the time a vote is taken and not as separate classes.

      On December 13, 2005, the Company issued to Cornell Capital Partners a common stock purchase warrant (the "December Warrant") whereby Cornell Capital Partners is entitled to purchase from the Company, upon exercise of the December Warrant, Fifteen Million (15,000,000) fully paid and nonassessable shares of our common stock at an exercise price of $0.03 (or as subsequently adjusted pursuant to the terms of the December Warrant). The December Warrant has "piggyback" registration rights and expires five (5) years from the date of issuance, on or about December 13, 2010. Upon issuing the December Warrant on December 13, 2005 the Company and Cornell Capital Partners simultaneously terminated the August Warrant.

        On March 13, 2006 (the "Transaction Date"), the Company entered into an Amended and Restated Investment Agreement with Cornell Capital Partners, LP ("Cornell Capital") pursuant to which the Company issued and sold to Cornell Capital, and Cornell Capital purchased from the Company, Four Million Four Hundred Thousand Dollars ($4,400,000) of Series A Preferred shares which shall be convertible into shares of the Company's common stock, of which Three Million Dollars ($3,000,000) was previously funded pursuant to that certain Investment Agreement, dated as of December 13, 2005, by and between the Company and Carnell Capital and the remaining One Million Four Hundred Thousand Dollars ($1,400,000) was funded on the Transaction Date. The Series A Preferred shares shall be convertible into shares of the Company's common stock, which will be registered pursuant to that certain Amended and Restated Investor Registration Rights Agreement dated as of the Transaction Date.

        The Series A Preferred shares have the designations, preferences and rights set forth in the Amended and Restated Certificate of Designation as filed with the Secretary of State for the State of Nevada effective March 13, 2006. The holders of Series A Preferred shares have the sole right and discretion to elect conversion at any time and from time to time into such number of fully paid and non-assessable shares of common stock equal to the quotient of the Liquidation Amount ($1.00) divided by the Conversion Price (as defined herein below), subject to certain adjustments as is more fully set forth in the Certificate of Designation. However, no holder of Series A Preferred shares shall be entitled to convert the Series A Preferred shares to the extent, but only to the extent, that such conversion would, upon giving effect to such conversion, cause the aggregate number of shares of common stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of common stock following such conversion (which provision may be waived by such holder by written notice from such holder to the Company, which notice shall be effective sixty-one (61) days after the date of such notice). The "Conversion Prices" is equal to ninety-five percent (95%) of the lowest volume weighted average of the common stock for the thirty (30) trading days immediately preceding the date of conversion, as quoted by Bloomberg LP. The holders of Series A Preferred shares shall vote with the holders of common stock on an as converted basis as of the time a vote is taken and not as separate classes.

        On March 13, 2006, the Company issued to Cornell Capital four (4) warrants to purchase an aggregate of Eighty Million (80,000,000) shares of the Company's common stock as follows: (i) a warrant to purchase Thirty Million (30,000,000) shares of the Company's Common Stock for a period of five (5) years at an exercise price of $0.005 per share; (ii) a warrant to purchase Thirty Million (30,000,000) shares of the Company's Common Stock for a period of five
(5) years at an exercise price of $0.01 per share; (iii) a warrant to purchase Ten Million (10,000,000) shares of the Company's Common Stock for a period of five (5) years at an exercise price of $0.015 per share; and (iv) a warrant to purchase Ten Million (10,000,000) shares of the Company's common stock for a period of five (5) years at an exercise price of $0.02 per share. The shares of the Company's common stock issuable upon exercise of the Buyer's Warrant shall have "piggy-back" and demand registration rights and expire five (5) years from the date of issuance, on or about March 13, 2011.

        On March 13, 2006, the Parties entered into a Termination Agreement, pursuant to which the Parties terminated that certain Escrow Agreement, dated December 13, 2005, by and among the Parties and David Gonzalez, Esq., as escrow agent.

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


Plan Of Operations

      Medical Staffing (through our wholly-owned subsidiary, Nurses Onsite Corp.) provides:

      o long-term per diem staffing of nurses (RNs,LPNs, CNAs and RTs) to provider hospitals in Virginia, Maryland, D.C., Florida, Texas, Nevada, Arizona, Louisiana, Georgia and California.

      Medical Staffing (through our wholly-owned subsidiary, TeleScience) provides:

      o     medical staffing services, and

      o     information technology ("IT") and telecommunications services.

      TeleScience provides two (2) categories of services:

      o     medical systems ("Medical Systems") and

      o     technology ("Technology").

      The Medical Systems operations specialize in the long-term staffing of medical personnel, including physicians, nurses, technicians, and dental assistants, for various federal and state government medical facilities throughout the country. The Company expanded its operations in 2005 to provide long-term staffing of nurses (RNs and LPNs) to private hospitals. This expansion was accelerated by our acquisition of Nurses PRN, LLC, which we completed on July 1, 2005.

      The Technology operations specialize in long-term professional consulting and staffing of experienced and qualified IT personnel in the government and private sectors. We also provide systems integration and IT services.

      In May 2002, the Company was awarded a three (3) year $2.6 million dollar contract with the U.S. Department of Health and Human Services to provide nursing staff to the U.S. Public Health Service in support of the National Hansen's Disease Programs based in Louisiana. This is the second such contract won by the Company. This contract has been extended through September 2006.

      In October 2003, the Company extended their agreement with the California State Department of Corrections for Contract Nursing Staff. This agreement has an annual estimated value of $2.5 million dollars.

      In September 2004, the Company signed new master contracts with the California State Department of Corrections for Contract Nursing Staff. These contracts, each with a multiple vendor award, have estimated ceiling values of $50 million and $4.11 million, respectively, and are effective for three (3) years starting October 1, 2004. These contracts allow the Company to compete for this amount of business.

      During 2004 the Company was awarded an extension of contracts for medical services that the Company holds on a number of U.S. Air Force bases and on which it has performed during the period ending December 31, 2005.

      In July 2005, Medical Staffing through our wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now "Nurses Onsite Corp.") completed our acquisition of all of the assets of Nurses PRN, LLC, a per diem nurse provider to private hospitals. Nurses Onsite Corp. extends the Company's operations into the private healthcare nursing sector and will significantly increase the Company's sales revenue.

      In July and August, Nurses Onsite Corp. opened new locations in Virginia and Arizona, respectively.

      The New Orleans location of Nurses Onsite Corp. was completely destroyed during Hurricane Katrina in August 2005. This location had been contributing annual revenues of approximately $1.5 million, all of which abruptly ended as a result of the hurricane. The office was closed from August 2005 through and is expected to reopen on March 30, 2006 on a part-time basis.

      Effective January 1, 2006, Mr. Robert Murphy has been appointed to serve as Chief Operating Officer of the Company, Dr. L. Carl Jacobsen has been appointed to serve as Vice President - General Counsel and Ms. Reeba Magulick has been appointed to serve as Vice President - Corporate Marketing.


Management Strategy

      Medical Staffing's management has taken several initiatives to grow and expand its current businesses of medical and technology services.


Management's Strategic Plan for Future Growth & Expansion

      The Management's strategic plan for future growth and expansion is threefold: (1) expand its medical services into the private sector; (2) enhance recruitment; and (3) acquire suitable companies. Although the Company is a party to that certain IDIQ Contract with Commonwealth of Pennsylvania for supplying homeland security products and equipments, we are not actively pursuing such business at this time. There have been zero(0) sales made pursuant to such IDIQ Contract.

      Expansion of Medical Services into the Private Sector. In January 2004, Medical Staffing hired a seasoned executive to direct Medical Staffing's expansion of its medical services into the private health care sector. This expansion will provide long-term part-time staffing of registered nurses and licensed professional nurses to private health care facilities in Virginia, Maryland and Washington, D.C., as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers. This expansion has been accelerated by our acquisition of Nurses PRN, LLC (hereinafter "Nurses Onsite Corp.") which was completed on July 1, 2005. Over the next twelve (12) months Nurses Onsite Corp. plans to establish operations in several additional states and additional locales within the states in which it operates.

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

      Overseas Recruiting of Registered Nurses. One of the largest shortages in terms of vacancies and intractability of recruiting domestic personnel exists in the nursing profession. This profession, historically dominated by women, is experiencing nurse shortages that are closely related to the opening of many alternative career fields to a younger generation of women. This situation is unlikely to change, leading to the intractability of attracting a large number of American women into nursing. Medical Staffing perceives an opportunity in this situation, which can provide business expansion for many years. It is Medical Staffing's plan to aggressively recruit nurses from suitable countries overseas over the next few years.

      Domestic Recruiting of Health Care Professionals. Medical Staffing has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. Medical Staffing has established a recruiting division for the recruitment of health care professionals to rectify such turnover and to meet such employment needs on a regular basis, as well as its future contract requirements on a proactive basis. The Company also uses newspaper and internet media extensively for this purpose. NOC's website was recently enhanced to provide for online applications for jobs open or for future upcoming positions.

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

ITEM 7. FINANCIAL STATEMENTS

      The Consolidated Financial Statements of Medical Staffing required by Item 310(a) of Regulation S-B are attached to this Annual Report. Reference is made to Item 13 below for an index to such Consolidated Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.


ITEM 8A. CONTROLS AND PROCEDURES

      (A) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer (sole individual), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer (sole individual) has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the end of period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Annual Report on Form 10-KSB.

      (B) Changes in Internal Controls. In connection with the evaluation of the Company's internal controls during the Company's year ended December 31, 2005, the Company's Principal Executive Officer and Principal Financial Officer (sole individual) has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting during the year ended December 31, 2005, or subsequent to the date of their last evaluation, or from the end of the reporting period to the date of this Annual Report on Form 10-KSB.


ITEM 8B. OTHER INFORMATION

      None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The Directors and executive officers of Medical Staffing, their age, positions in Medical Staffing, the dates of their initial election or appointment as Directors or executive officers, and the expiration of the terms are as follows:


Name of Director/
Executive Officer       Age     Position                Period Served
---------------------   ---     ---------------------   ------------------------
Brajnandan B. Sahay      61     Chairman of the Board   September 25, 2003 to
                                of Directors,           date
                                President, Chief
                                Executive Officer and
                                Interim Principal
                                Financial Officer

Robert Murphy            47     Chief Operating         COO of the Company
                                Officer of the Company  from January 1, 2006
                                and President, Nurses   to date and President
                                Onsite Corp.            of NOC from July 1,
                                                        2005 to date (as of
                                                        date of the Company's
                                                        acquisition of Nurses
                                                        PRN, LLC)

L. Carl Jacobsen         63     Vice President -        January 1, 2006 to date
                                General Counsel

Reeba Magulick           30     Vice President -        January 1, 2006 to date
                                Corporate Marketing

      There are no family relationships between or among the Directors, executive officers or any other person except that Dr. Sahay is the father of Ms. Reeba Magulick. Dr. Sahay is not a director of any company that files reports with the SEC, nor has he been involved in any bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending Dr. Sahay from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

      Medical Staffing's Directors are elected at the annual meeting of shareholders and hold office until their successors are elected. Medical Staffing's officers are appointed by the Board of Directors (the "Board") and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

      Medical Staffing does not currently have an audit committee, and the Board serves this function. Further, the Board does not have a financial expert, as defined by Regulation S-B Item 401. Medical Staffing has not been able to attract a financial expert to serve on its Board since the date of the share exchange transaction due to the lack of necessary capital. Medical Staffing intends to seek a candidate to serve in this role.

      Brajnandan B. Sahay. Dr. Sahay has served as President, Chief Executive Officer, Director and Interim Principal Financial Officer of Medical Staffing since September 25, 2003. He earned his doctorate in 1973 in Control Systems, Science, and Engineering from Washington University (St. Louis, Missouri). Dr. Sahay founded TeleScience in 1987, which began operations in 1992. Prior to 1992, Dr. Sahay held various engineering, management and advisory positions with Contel, IBM Satellite Business Systems, MCI, and MITRE Corporation. Since 1992, he has been with TeleScience, as chairman and chief executive officer.

      Robert Murphy. Robert Murphy has served as Chief Operating Officer of the Company since January 1, 2006 and as President of Nurses Onsite Corp. since the completion of Medical Staffing's acquisition of Nurses PRN, LLC on July 1, 2005. From July 2002 through June 30, 2005 Mr. Murphy had been Chief Executive Officer of Nurses PRN, LLC. From 1996 to 2001, Mr. Murphy served as founder and president of Staff Force, a traditional staffing and recruiting firm located in South Florida which he sold to Teleforce, LLC, a south Florida call center staffing company. Prior to Staff Force, Mr. Murphy was vice president of operations for National Health Care Affiliates ("NHCA"), a $136 million temporary nurse staffing and long-term care provider headquartered in Buffalo, New York. He was appointed to this position after selling his own health staffing company to NHCA in 1994. Mr. Murphy built his prior health-staffing firm into one of the largest medical staffing agencies in South Florida from 1987 to when he sold it in 1994. Mr. Murphy held various positions of increasing responsibility in health care recruiting and staffing from 1982 to 1987. He attended the University of Miami and majored in Business Administration.

      L. Carl Jacobsen. Dr. L. Carl Jacobsen has served as the Company's Vice President - General Counsel since January 1, 2006 and served prior to that as Vice President of Human Resources & Administration for the Company since September 25, 2003. Dr. Jacobsen is presently responsible for all legal matters and he also serves as an advisor to the Board of Directors. He joined TeleScience in 1993 and has previously served the Company by drafting and reviewing its contracts and overseeing its legal matters. Dr. Jacobsen earned a JD degree from Antioch School of Law and a PhD in linguistics from UCLA.

      Reeba Magulick. Ms. Magulick joined the Company in February of 2004 and has served in her current capacity as the Company's Vice President - Corporate Marketing since January 1, 2006. Prior to joining Medical Staffing, Ms. Magulick completed a five (5) year tenure at Ford Motor Company, where she succeeded in driving sales, market share, customer satisfaction and profitability performance within her market area. At Medical Staffing, she has served as Assistant Vice President, Medical Systems Division for TeleScience, and as Vice President of Operations for Nurses Onsite Corp. Finally, Ms. Magulick has performed the function of Investor Relations coordinator with Medical Staffing's shareholders. Her Bachelor of Science degree is in Commerce with a Marketing Concentration from the University of Virginia's McIntire School of Commerce, and her MBA degree is from the University of Maryland's Robert H. Smith School of Business.


Section 16(a) Beneficial Ownership


      Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended and the rules there under require Medical Staffing's officers and Directors, and persons who beneficially own more than ten percent (10%) of a registered class of Medical Staffing's equity securities, to file reports of ownership and changes in ownership with the SEC and to furnish Medical Staffing with copies.

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Medical Staffing believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with and filed timely except (a) Mr. Murphy has not, upon becoming an officer of the Company on January 1, 2006, filed a report on Form 3 or Schedule 13 D with respect to the 4,750,000 shares of common stock he acquired in connection with the acquisition of Nurses PRN, LLC and (b) Ms. Magulick has not, upon becoming an officer of the Company on January 1, 2006, filed a report on Form 3 with respect to the 442,822 shares of common stock she beneficially owns of the Company.


      Code  Of Ethics

      On March 29, 2004, the Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the SEC on April 9, 2004.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal year ended December 31, 2005, 2004, and 2003, certain information regarding the compensation earned by Medical Staffing's Chief Executive Officer and each of Medical Staffing's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2005 exceeds $100,000 with respect to services rendered by such persons to Medical Staffing and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
-------------------------------  -------------------------------------------------  ----------------------------------------
NAME AND PRINCIPAL                                                        OTHER      RESTRICTED    UNDERLYING      OTHER
POSITION                         YEAR     SALARY            BONUS     COMPENSATION  STOCK AWARDS    OPTIONS     COMPENSATION
-------------------------------  ----  ------------     ------------  ------------  ------------  ------------  ------------
Dr. Brajnandan B. Sahay          2005  $    250,000(2)  $       --    $       --    $       --    $       --    $       --
                                 2004  $    185,836(1)          --            --            --            --            --
                                 2003  $    159,984             --            --            --            --            --
Robert Murphy                    2005  $    120,000

(1) $28,920 of this amount has been deferred.

(2) $66,561 of this amount has been deferred.


Option Grants

      Medical Staffing has no outstanding options. However, pursuant to Medical Staffing's employment agreement with Dr. Sahay, Medical Staffing is obligated to grant 3,000,000 options to purchase common stock of Medical Staffing to Dr. Sahay. Upon the adoption of a stock option plan, Medical Staffing will issue these options to Dr. Sahay.


Compensation Of Directors

      Medical Staffing did not issue any shares of common stock as compensation to any Director in 2005.


Employment Agreements

      On January 1, 2005, Medical Staffing and Dr. Sahay entered into a five
(5)-year employment agreement. Pursuant to such employment agreement, Dr. Sahay shall serve as Medical Staffing's President and Chief Executive Officer or other executive officer of Medical Staffing. Dr. Sahay shall receive $250,000 per year, four (4) weeks paid vacation, a car allowance and will be reimbursed for business expenses. Dr. Sahay will receive additional consideration of 3,000,000 options to purchase common stock of Medical Staffing for the fiscal year 2005 at an exercise price of $0.06 per share. For each year after 2005 and during the term of the employment agreement, Dr. Sahay shall be entitled to receive 3,000,000 options to purchase common stock of Medical Staffing at an exercise price equal to the average of the closing price of Medical Staffing's common stock for the ten (10) days immediately preceding June 30 of the applicable year.

      Nurses PRN Acquisition Corp. (hereinafter "Nurses Onsite Corp.") and Mr. Robert Murphy entered into a three (3) year executive employment agreement in connection with the completion of the acquisition by Medical Staffing of Nurses PRN, LLC on July 1, 2005. Pursuant to the employment agreement, Mr. Murphy shall serve as President or other executive officer. Mr. Murphy will receive: (a) $120,000 per year; (b) a bonus equal to five percent (5%) of Nurses Onsite Corp.'s net income after taxes for each fiscal year Mr. Murphy is employed with Nurses Onsite Corp.; (c) reimbursement for all reasonable business expenses; (d) health, life, dental and disability coverage; (e) entitlement to participate in all incentive, savings and retirement plans, policies and programs; and (f) fifteen (15) days of paid vacation annually.

Securities Authorized For Issuance Under Equity Compensation Plan

      Medical Staffing adopted a 2004 Stock Plan (the "Stock Plan") in January 2004, authorizing 4,000,000 shares under the Stock Plan. On each of January 22, 2004 and February 18, 2004, Medical Staffing issued 2,000,000 shares under the Stock Plan to certain employees and consultants of Medical Staffing. On January 15, 2004, Medical Staffing filed a Form S-8 registering all 4,000,000 shares under the Plan.

      Medical Staffing currently has no outstanding employee option plans. However, pursuant to Medical Staffing's employment agreement with Dr. Sahay, Medical Staffing is obligated to grant 3,000,000 options to purchase common stock of Medical Staffing to Dr. Sahay. Upon the adoption of a stock option plan, Medical Staffing will issue these options to Dr. Sahay.

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 31, 2005:

                                                                                                       NUMBER OF SECURITIES
                                                               NUMBER OF                                REMAINING AVAILABLE
                                                            SECURITIES TO BE                            FOR FUTURE ISSUANCE
                                                              ISSUED UPON         WEIGHTED-AVERAGE         UNDER EQUITY
                                                              EXERCISE OF        EXERCISE PRICE OF      COMPENSATION PLANS
                                                              OUTSTANDING           OUTSTANDING             (EXCLUDING
                                                           OPTIONS, WARRANTS     OPTIONS, WARRANTS     SECURITIES REFLECTED
                                                               AND RIGHTS            AND RIGHTS           IN COLUMN (a))
                                                           ------------------    --------------------  ---------------------
                                                                  (a)                    (b)                    (c)
------------------------------------------------------     ------------------    --------------------  ---------------------
Equity compensation plans approved by security holders                    --     $                --                     --
Equity compensation plans not approved by security
 holders                                                                  --     $                --                     --
                                                           ------------------    --------------------  ---------------------
TOTAL                                                                     --     $                --                     --
                                                           ==================    ====================  =====================


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The table below sets forth information with respect of the beneficial ownership as of April 14, 2006 for any person who is known to Medical Staffing to be the beneficial owner of more than five percent (5%) of Medical Staffing's common stock.

                          SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------------------------------------
                                 Name and address                      Amount and Nature of       Percentage
Title of Class                 of Beneficial Owner                     Beneficial Ownership      of Class (1)
--------------  --------------------------------------------------   ------------------------    ------------

Common          Brajnandan B. Sahay
                Chairman of the Board of Directors, President
                Chief Executive Officer and Interim Principal
                Financial Officer
                8150 Leesburg Pike, Suite 1200
                Vienna, Virginia 22182                                             47,362,722           26.67%

Common          Robert Murphy
                Chief Operating Officer
                8150 Leesburg Pike, Suite 1200
                Vienna, Virginia 22182                                              4,750,000            2.68%


                          SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------------------------------------------
                                 Name and address                      Amount and Nature of       Percentage
Title of Class                 of Beneficial Owner                     Beneficial Ownership      of Class (1)
--------------  --------------------------------------------------   ------------------------    ------------
Common          L. Carl Jacobsen
                Vice President - General Counsel
                8150 Leesburg Pike, Suite 1200
                Vienna, Virginia 22182                                                 40,000               *

Common          Reeba Magulick
                Vice President - Corporate Marketing
                8150 Leesburg Pike, Suite 1200
                Vienna, Virginia 22182                                                442,822               *

                ALL OFFICERS AND DIRECTORS
                AS A GROUP (4 PERSONS)                                             52,595,544           29.62%

*     Less than one percent (1%).

(1) Applicable percentage of ownership is based on 177,557,824 shares of common stock outstanding at April 14, 2006 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within sixty (60) days of April 14, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past two (2) years, Medical Staffing has not entered into a transaction with a value in excess of $60,000 with a Director, officer, or beneficial owner of five percent (5%) or more of Medical Staffing's common stock, except as disclosed in the following paragraphs.

      Medical Staffing has outstanding at December 31, 2004, $105,333 of non-interest bearing note payable to related parties. These amounts have no specific repayment terms, and were provided to Medical Staffing to cover some of the costs of completing the merger. These amounts are reflected in the consolidated balance sheet as current liabilities.

      Medical Staffing has also advanced related parties certain amounts, mostly in the form of non-executive employee advances. The balance at December 31, 2004, was $10,341. These amounts are anticipated to be repaid within the next year and have been classified as current assets on the consolidated balance sheet.

      Medical Staffing had advances from an officer of Medical Staffing to help fund operations in the amount of $71,379 at December 31, 2002. The officer had not been charging interest, and the amounts were classified as current liabilities as they were due on demand. These amounts were repaid by Medical Staffing in 2003.

      Medical Staffing was party to a claim pursuant to which an individual was seeking damages under an agreement Medical Staffing entered into in 2002. Medical Staffing eventually settled this claim, and consequently recorded a liability for the settled amount of $1,092,156, which included attorney's fees. The payout of this settlement was to be over forty-two (42) months in semi-monthly installments of $12,500 commencing February 2003. The settlement accrued interest at twelve percent (12%) upon any default of the agreement. As part of this agreement the individual can seek no further damages against Medical Staffing. Medical Staffing had paid $216,236 of this amount, as of October 2003 and in November 2003, by means of a private stock transaction, the President of Medical Staffing, signed over personal shares of Medical Staffing, stock in consideration for the remaining liability. As such, Medical Staffing has recorded a loan payable to the President for the unpaid liability at that time, $875,920. Medical Staffing made additional payments of $25,000 in 2004 then converted $850,920 into 17,048,400 shares of stock pursuant to a Board resolution on December 30, 2004.

      Medical Staffing did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2004 or 2003.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

      (a) Documents Filed As Part Of This Report:

      See Index to Consolidated Financial Statements attached, which are filed as part of this Annual Report.

      (b) Reports On Form 8-K:

      On January 5, 2005, Medical Staffing filed a Current Report on Form 8-K concerning the entering into a non-binding letter of intent with A&T Systems, Inc. on December 30, 2004.

      On January 13, 2005, Medical Staffing filed a Current Report on Form 8-K concerning the entering into a non-binding letter of intent with Staff Relief, Inc. on January 11, 2005.

      On January 14, 2005, Medical Staffing filed a Current Report on Form 8-K concerning the conversion of an $850,920 loan into shares of Medical Staffing's common stock that were issued on January 12, 2005.

      On July 11, 2005 the Company filed a Current Report on Form 8-K to announce the closing of that certain Asset Purchase Agreement, by and among the Company the Company's wholly-owned subsidiary Nurses PRN Acquisition Corp., Nurses PRN, LLC and those Members of Nurses PRN, LLC listed therein. The Report was amended on July 14, 2005 to attach fully executed transaction documents, further amended on August 3, 2005 to correct the date of the Report and further amended on September 12, 2005 to attach certain financial statements of Nurses PRN, LLC.

      On July 14, 2005, the Company filed a Current Report on Form 8-K announcing that it had entered into a factoring agreement, by and among Medical Staffing, TeleScience International, Inc., Nurses PRN Acquisition Corp. and SYSTRAN Financial Service Corp. The Current Report was amended on August 3, 2005 to correct the date of the Report.

      On October 3, 2005, the Company filed a Current Report on Form 8-K to announce that it had entered into a Securities Purchase Agreement with Cornell Capital Partners, LP.

      On December 7, 2005, the Company filed a Current Report on Form 8-K announcing that Mr. Robert Murphy shall serve as the Company's Chief Operating Officer, effective January 1, 2006.


      (c) Exhibits:

EXHIBIT NO.
---------------------------------------------------------------------------------------------------------------------------
3.1                Articles of Incorporation, as amended              Incorporated  by  reference  to  Exhibit  3(a) to the
                                                                      Company's  Registration  Statement  on  Form  SB-2 as
                                                                      filed with the United States  Securities and Exchange
                                                                      Commission on October 9, 2001

3.2                Bylaws                                             Incorporated  by  reference  to  Exhibit  3(b) to the
                                                                      Company's  Registration  Statement  on  Form  SB-2 as
                                                                      filed with the United States  Securities and Exchange
                                                                      Commission on October 9, 2001

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

EXHIBIT NO.
---------------------------------------------------------------------------------------------------------------------------
3.4                Certificate of Amendment to Articles of            Incorporated   by  reference  to  Exhibit  3  to  the
                   Incorporation                                      Company's  Annual Report on Form 10-KSB as filed with
                                                                      the United States Securities and Exchange  Commission
                                                                      on March 27, 2003

5.1                Opinion of Burton, Bartlett & Glogovac             Provided herewith

10.1               Sublease Agreement, dated December 23, 2002, by    Incorporated  by  reference  to  Exhibit  10.1 to the
                   and among InterAmerica Technologies, Inc.,         Company's  Annual Report on Form 10-KSB as filed with
                   Kemron Environmental Services and Telescience      the United States Securities and Exchange  Commission
                   International, Inc.                                on April 9, 2004

10.2               Promissory Note in the principal amount of         Incorporated  by  reference  to  Exhibit  10.2 to the
                   $875,920 made by the Company in favor of           Company's  Annual Report on Form 10-KSB as filed with
                   Dr. B.B. Sahay                                     the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.3               Memorandum of Understanding, dated March 10,       Incorporated  by  reference  to  Exhibit  10.3 to the
                   2004, by and between Silver Star Technologies,     Company's  Annual Report on Form 10-KSB as filed with
                   Inc.                                               and TeleScience International, Inc. the United States
                                                                      Securities and Exchange Commission on April 9, 2004

10.4               Memorandum of Understanding, by and between        Incorporated  by  reference  to  Exhibit  10.4 to the
                   Telescience International, Inc. and Chesapeake     Company's  Annual Report on Form 10-KSB as filed with
                   Government Technologies, Inc.                      the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.5               Proposal, dated January 7, 2004, from              Incorporated  by  reference  to  Exhibit  10.5 to the
                   Professional Nursing Resources, Inc. to            Company's  Annual Report on Form 10-KSB as filed with
                   Telescience International, Inc.                    the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.6               Standby Equity Distribution Agreement, dated       Incorporated  by  reference  to  Exhibit  10.6 to the
                   March 11, 2004, by and between Medical Staffing    Company's  Annual Report on Form 10-KSB as filed with
                   Solutions, Inc. and Cornell Capital Partners, LP   the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.7               Registration Rights Agreement, dated March 11,     Incorporated  by  reference  to  Exhibit  10.7 to the
                   2004 between Medical Staffing and Cornell          Company's  Annual Report on Form 10-KSB as filed with
                   Capital Partners, LP                               the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.8               Escrow Agreement, dated March 11, 2004 among       Incorporated  by  reference  to  Exhibit  10.8 to the
                   Medical Staffing, Cornell Capital Partners LP,     Company's  Annual Report on Form 10-KSB as filed with
                   and Butler Gonzalez, LP                            the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.9               Securities Purchase Agreement, dated March 11,     Incorporated  by  reference  to  Exhibit  10.9 to the
                   2004, by and among Medical Staffing Solutions,     Company's  Annual Report on Form 10-KSB as filed with
                   Inc. and the Buyers listed therein                 the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.10              Escrow Agreement, dated March 11, 2004, among      Incorporated  by  reference  to Exhibit  10.10 to the
                   Medical Staffing Solutions, Inc., Butler           Company's  Annual Report on Form 10-KSB as filed with
                   Gonzalez, LP and the Buyers listed therein         the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

EXHIBIT NO.
---------------------------------------------------------------------------------------------------------------------------
10.11              $250,000 Convertible Debenture, dated March 11,    Incorporated  by  reference  to Exhibit  10.11 to the
                   2004, issued by Medical Staffing Solutions, Inc.   Company's  Annual Report on Form 10-KSB as filed with
                   to Cornell Capital Partners, LP                    the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.12              Investors Registration Rights Agreement, dated     Incorporated  by  reference  to Exhibit  10.12 to the
                   March 11, 2004, by and between Medical Staffing    Company's  Annual Report on Form 10-KSB as filed with
                   Solutions, Inc. and the Investors listed therein   the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.13              Placement Agent Agreement, dated March 11, 2004,   Incorporated  by  reference  to Exhibit  10.13 to the
                   by and among Medical Staffing Solutions, Inc.,     Company's  Annual Report on Form 10-KSB as filed with
                   Newbridge Securities Corporation and Cornell       the United States Securities and Exchange  Commission
                   Capital Partners, LP                               on April 9, 2004

10.14              Renewal Agreement, dated February 5, 2004, from    Incorporated  by  reference  to Exhibit  10.14 to the
                   Commonwealth of Pennsylvania to Telescience        Company's  Annual Report on Form 10-KSB as filed with
                   International, Inc. regarding Contract 2550-09     the United States Securities and Exchange  Commission
                   (Personal Protection Equipment PPE)                on April 9, 2004

10.15              Memorandum of Understanding, dated February 23,    Incorporated  by  reference  to Exhibit  10.15 to the
                   2004, by and between Mobile Healthcare             Company's  Annual Report on Form 10-KSB as filed with
                   Solutions, Inc. and Telescience International,     the United States Securities and Exchange  Commission
                   Inc.                                               on April 9, 2004

10.16              Master Contract, dated April 1, 2004, by and       Incorporated  by  reference  to Exhibit  10.17 to the
                   between Telescience International, Inc. and        Company's  Annual Report on Form 10-KSB as filed with
                   State of California Department of Corrections      the United States Securities and Exchange  Commission
                                                                      on April 9, 2004

10.17              Memorandum, dated March 26, 2003, regarding        Incorporated by reference to Exhibit 10.20 to the
                   Branch Office Location                             Company's Annual Report on Form 10-KSB as filed with
                                                                      the United States Securities and Exchange Commission
                                                                      on April 9, 2004

10.18              $1,000,000 Promissory Note, dated June 8, 2004,    Incorporated by reference to Exhibit 10.18 to the
                   issued by Medical Staffing Solutions, Inc. to      Company's Annual Report on Form 10-KSB as filed with
                   Cornell Capital Partners, LP                       the United States Securities and Exchange Commission
                                                                      on March 31, 2005

10.19              $315,000 Promissory Note, dated October 6, 2004    Incorporated  by  reference  to Exhibit  10.19 to the
                   by Medical Staffing Solutions, Inc. to Cornell     Company's  Annual Report on Form 10-KSB as filed with
                   Capital Partners, LP                               the United States Securities and Exchange  Commission
                                                                      on March 31, 2005

10.20              Amended and Restated Promissory Note, issued to    Incorporated  by  reference  to Exhibit  10.25 to the
                   Cornell Capital Partners, LP by Medical Staffing   Company's  Amended  Registration  Statement  on  Form
                   Solutions, Inc. on January 5, 2005 and amended     SB-2 as filed with the United States  Securities  and
                   on June 7, 2005                                    Exchange Commission on August 5, 2005

10.21              Employment Agreement, dated January 1, 2005, by    Incorporated  by  reference  to Exhibit  10.21 to the
                   and between Medical Staffing Solutions, Inc. and   Company's  Annual Report on Form 10-KSB as filed with
                   Dr. Brajnandan B. Sahay                            the United States Securities and Exchange  Commission
                                                                      on March 31, 2005

EXHIBIT NO.
---------------------------------------------------------------------------------------------------------------------------
10.22              Contract, dated December 6, 2004, by and between   Incorporated  by  reference  to Exhibit  10.22 to the
                   Telescience International, Inc. and State of       Company's  Annual Report on Form 10-KSB as filed with
                   California Department of Corrections               the United States Securities and Exchange  Commission
                                                                      on March 31, 2005

10.23              Master Contract, dated December 19, 2004, by and   Incorporated  by  reference  to Exhibit  10.23 to the
                   between Telescience International, Inc. and        Company's  Annual Report on Form 10-KSB as filed with
                   State of California Department of Corrections      the United States Securities and Exchange  Commission
                                                                      on March 31, 2005

10.24              Consulting Services Contract                       Incorporated  by  reference  to 5.1 to the  Company's
                                                                      Registration  Statement  on Form  SB-2 as filed  with
                                                                      the United States Securities and Exchange  Commission
                                                                      on April 13, 2005

10.25              Asset   Purchase   Agreement,   effective  as  of  Incorporated  by  reference  to  Exhibit  99.1 to the
                   June 16,  2005,  by and  among  Medical  Staffing  Company's  Amended  Form 8-K as filed with the United
                   Solutions,  Inc.,  Nurses PRN Acquisition  Corp.,  States   Securities   and  Exchange   Commission   on
                   Nurses PRN, LLC and the Members listed therein     July 14, 2005

10.26              $250,000  Promissory  Note,   effective  June 16,  Incorporated by reference to Exhibit 99.2 to the
                   2005,  by  Nurses  PRN  Acquisition  Corp.,  Inc.  Company's Amended Form 8-K as filed with the United
                   issued to Mr. Aftab Adamjee                        States Securities and Exchange Commission on July
                                                                      14, 2005

10.27              Executive  Employment  Agreement,  dated June 16,  Incorporated by reference to Exhibit 99.3 to the
                   2005,  by  and  between  Nurses  PRN  Acquisition  Company's Amended Form 8-K as filed with the United
                   Corp. and Mr. Robert Murphy                        States Securities and Exchange Commission on July
                                                                      14, 2005

10.28              Executive  Employment  Agreement,  dated June 16,  Incorporated by reference to Exhibit 99.4 to the
                   2005,  by  and  between  Nurses  PRN  Acquisition  Company's Amended Form 8-K as filed with the United
                   Corp. and Ms. Linda Romano                         States Securities and Exchange Commission on July
                                                                      14, 2005

10.29              Release,   dated  June 16,  2005,  by  Mr.  Aftab  Incorporated by reference to Exhibit 99.5 to the
                   Adamjee  releasing all claims against Nurses PRN,  Company's Amended Form 8-K as filed with the United
                   LLC, Mr. Robert Murphy and Ms. Linda Romano        States Securities and Exchange Commission on July
                                                                      14, 2005

10.30              Release,  dated May 26,  2005,  by Mr. Phil Dodge  Incorporated by reference to Exhibit 99.6 to the
                   releasing all claims against Nurses PRN, LLC       Company's Amended Form 8-K as filed with the United
                                                                      States Securities and Exchange Commission on July
                                                                      14, 2005

10.31              Release,  dated  June 16,  2005,  by  Mr.  Robert  Incorporated by reference to Exhibit 99.7 to the
                   Murphy  releasing all claims  against Nurses PRN,  Company's Amended Form 8-K as filed with the United
                   LLC                                                States Securities and Exchange Commission on July
                                                                      14, 2005

10.32              Release,   dated  June 16,  2005,  by  Ms.  Linda  Incorporated by reference to Exhibit 99.8 to the
                   Romano  releasing all claims  against Nurses PRN,  Company's Amended Form 8-K as filed with the United
                   LLC                                                States Securities and Exchange Commission on July
                                                                      14, 2005

EXHIBIT NO.
---------------------------------------------------------------------------------------------------------------------------
10.33              Assumption  Agreement,  dated  June 16,  2005, by  Incorporated by reference to Exhibit 99.9 to the
                   and   among   Nurses   PRN,   LLC,   Nurses   PRN  Company's Amended Form 8-K as filed with the United
                   Acquisition Corp. and Mr. Jeffrey T. Dowling       States Securities and Exchange Commission on July
                                                                      14, 2005

10.34              Pledge  Agreement,  dated  June 16,  2005, by and  Incorporated by reference to Exhibit 99.10 to the between  Mr.  Robert  Murphy  and  Ms.  Linda  J.  Company's Amended Form 8-K as filed with the United
                   Romano as Pledgor and Mr.  Jeffrey T.  Dowling as  States Securities and Exchange Commission on July
                   Pledgee                                            14, 2005

10.35              Indemnity and Guaranty Agreement,  dated June 16,  Incorporated by reference to Exhibit 99.11 to the
                   2005, by and among Mr. Aftab Adamjee,  Mr. Robert  Company's Amended Form 8-K as filed with the United
                   Murphy and Ms.  Linda Romano as  Indemnitors  and  States Securities and Exchange Commission on July
                   Nurses PRN, LLC                                    14, 2005

10.36              Guaranty  of Payment,  dated  June 16,  2005,  by  Incorporated by reference to Exhibit 99.12 to the
                   Medical Staffing Solutions,  Inc. with respect to  Company's Amended Form 8-K as filed with the United
                   Mr. Jeffrey T. Dowling                             States Securities and Exchange Commission on July
                                                                      14, 2005

10.37              Form of Guaranty of Payment,  by Medical Staffing  Incorporated by reference to Exhibit 99.13 to the
                   Solutions,   Inc.   with  respect  to  Mr.  Aftab  Company's Amended Form 8-K as filed with the United
                   Adamjee                                            States Securities and Exchange Commission on July
                                                                      14, 2005

10.38              Guaranty,  dated  June 16,  2005,  by Mr.  Robert  Incorporated by reference to Exhibit 99.14 to the
                   Murphy  and Ms.  Linda  Romano  with  respect  to  Company's Amended Form 8-K as filed with the United
                   Jeffrey  T.   Dowling  and  the  payment  of  all  States Securities and Exchange Commission on July
                   indebtedness of Nurses PRN, LLC                    14, 2005

10.39              Bill of  Sale,  undated,  by and  between  Nurses  Incorporated by reference to Exhibit 99.15 to the
                   PRN, LLC and Nurses PRN Acquisition Corp.          Company's Amended Form 8-K as filed with the United
                                                                      States Securities and Exchange Commission on July
                                                                      14, 2005

10.40              Assignment   and  Assumption   Agreement,   dated  Incorporated by reference to Exhibit 99.16 to the
                   June 16,  2005,  by and between  Nurses PRN,  LLC  Company's Amended Form 8-K as filed with the United
                   and Nurses PRN Acquisition Corp.                   States Securities and Exchange Commission on July
                                                                      14, 2005

10.41              Joinder,  dated June 10, 2005, by and between Mr.  Incorporated by reference to Exhibit 99.17 to the
                   Aftab Adamjee and Mr. Jeffrey T. Dowling           Company's Amended Form 8-K as filed with the United
                                                                      States Securities and Exchange Commission on July
                                                                      14, 2005

10.42              Amended and Restated Promissory Note issued to     Incorporated  by  reference  to Exhibit  10.25 to the
                   Cornell Capital Partners, LP by Medical Staffing   Company's  Amended Form SB-2 as filed with the United
                   on April 26, 2005 and amended on June 7, 2005      States  Securities and Exchange  Commission on August
                                                                      5, 2005

10.43              SYSTRAN Financial Services Corporation Factoring   Incorporated  by  reference  to  Exhibit  99.1 to the
                   Agreement, dated as of June 30, 2005, by and       Company's  Form 8-K as filed with the  United  States
                   between Medical Staffing Solutions, Inc.,          Securities and Exchange Commission on July 14, 2005
                   TeleScience International, Inc., Nurses PRN
                   Acquisition Corp. and SYSTRAN Financial Service
                   Corporation

EXHIBIT NO.
---------------------------------------------------------------------------------------------------------------------------
10.44              Form of Addendum to the SYSTRAN Financial          Incorporated  by  reference  to  Exhibit  99.2 to the
                   Services Corporation Factoring Agreement           Company's  Form 8-K as filed with the  United  States
                                                                      Securities and Exchange Commission on July 14, 2005

10.45              Form of Continuing Guaranty                        Incorporated  by  reference  to  Exhibit  99.3 to the
                                                                      Company's  Form 8-K as filed with the  United  States
                                                                      Securities and Exchange Commission on July 14, 2005

10.46              Form of Letter to SYSTRAN Credit and Operations    Incorporated  by  reference  to  Exhibit  99.4 to the
                   Departments                                        Company's  Form 8-K as filed with the  United  States
                                                                      Securities and Exchange Commission on July 14, 2005

10.47              Securities Purchase Agreement, dated September     Incorporated  by  reference  to  Exhibit  99.1 to the
                   2, 2005, by and between Medical Staffing           Company's  Form 8-K as filed with the  United  States
                   Solutions, Inc. and Cornell Capital Partners, LP   Securities and Exchange Commission on October 3, 2005

10.48              Secured Convertible Debenture, dated September     Incorporated  by  reference  to  Exhibit  99.2 to the
                   2, 2005, issued by Medical Staffing Solutions,     Company's  Form 8-K as filed with the  United  States
                   Inc. to Cornell Capital Partners, LP               Securities and Exchange Commission on October 3, 2005

10.49              Investor Registration Rights Agreement, dated      Incorporated  by  reference  to  Exhibit  99.3 to the
                   September 2, 2005, by and between Medical          Company's  Form 8-K as filed with the  United  States
                   Staffing Solutions, Inc. and Cornell Capital       Securities and Exchange Commission on October 3, 2005
                   Partners, LP

10.50              Escrow Agreement, dated September 2, 2005, by      Incorporated  by  reference  to  Exhibit  99.4 to the
                   and between Medical Staffing Solutions, Inc.,      Company's  Form 8-K as filed with the  United  States
                   Cornell Capital Partners, LP and David Gonzalez,   Securities  and  Exchange  Commission  on  October 3,
                   Esq., as Escrow Agent                              2005

10.51              Security Agreement, dated September 2, 2005, by    Incorporated  by  reference  to  Exhibit  99.5 to the
                   and between Medical Staffing Solutions, Inc. and   Company's  Form 8-K as filed with the  United  States
                   Cornell Capital Partners, LP                       Securities and Exchange Commission on October 3, 2005

10.52              Irrevocable Transfer Agent Instructions, dated     Incorporated  by  reference  to  Exhibit  99.6 to the
                   September 2, 2005                                  Company's  Form 8-K as filed with the  United  States
                                                                      Securities and Exchange Commission on October 3, 2005

10.53              Warrant, effective August 10, 2005, issued by      Incorporated  by  reference  to  Exhibit  99.7 to the
                   Medical Staffing Solutions, Inc. to Cornell        Company's  Form 8-K as filed with the  United  States
                   Capital Partners, LP                               Securities and Exchange Commission on October 3, 2005

10.54              Investment Agreement, dated December 13, 2005,     Incorporated by reference to Exhibit 10.1 to the
                   by and between Medical Staffing Solutions, Inc.    Company's Current Report on Form 8-K as filed with
                   and Cornell Capital Partners, LP                   the United States Securities and Exchange Commission
                                                                      on January 18, 2006

EXHIBIT NO.
---------------------------------------------------------------------------------------------------------------------------
10.55              Certificate of Designation of Series A Preferred   Incorporated by reference to Exhibit 10.2 to the
                   Shares, as filed with the Secretary of State for   Company's Current Report on Form 8-K as filed with
                   the State of Nevada on December 16, 2005           the United States Securities and Exchange Commission
                                                                      on January 18, 2006

10.56              Investor Registration Rights Agreement, dated      Incorporated by reference to Exhibit 10.3 to the
                   December 13, 2005, by and between Medical          Company's Current Report on Form 8-K as filed with
                   Staffing Solutions, Inc. and Cornell Capital       the United States Securities and Exchange Commission
                   Partners, LP                                       on January 18, 2006

10.57              Escrow Agreement, dated December 13, 2005, by      Incorporated by reference to Exhibit 10.4 to the
                   and among Medical Staffing Solutions, Inc.,        Company's Current Report on Form 8-K as filed with
                   Cornell Capital Partners, LP and David Gonzalez,   the United States Securities and Exchange Commission
                   Esq., as Escrow Agent                              on January 18, 2006

10.58              Irrevocable Transfer Agent Instructions, dated     Incorporated by reference to Exhibit 10.5 to the
                   December 13, 2005, by and among Medical Staffing   Company's Current Report on Form 8-K as filed with
                   Solutions, Inc., David Gonzalez, Esq. and          the United States Securities and Exchange Commission
                   Holladay Stock Transfer, Inc.                      on January 18, 2006

10.59              Warrant, dated December 13, 2005, issued by        Incorporated by reference to Exhibit 10.6 to the
                   Medical Staffing Solutions, Inc. to Cornell        Company's Current Report on Form 8-K as filed with
                   Capital Partners, LP                               the United States Securities and Exchange Commission
                                                                      on January 18, 2006

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

23.1               Consent of Bagell, Josephs & Company, L.L.C.       Provided herewith

31.1               Certification pursuant to 15 U.S.C. Section        Provided herewith
                   7241, as adopted pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002

32.1               Certification pursuant to 18 U.S.C. Section        Provided herewith
                   1350, as adopted pursuant to Section 906 of the
                   Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Audit Fees. The Company paid Bagell, Josephs & Company, L.L.C. audit fees of $ 17,000 for the audit of fiscal year 2005 and audit fees of $17,000 for the audit of fiscal year 2004.

      (2) Audit - Related Fees. The Company has paid Bagell, Josephs & Company, L.L.C. audit related fees of $10,500 in 2004 for quarterly statement review and other accounting services. The Company has paid $10,500 in 2005 for quarterly statement review.

      (3) Tax Fees. The Company has paid $3,000 for tax services to Bagell, Josephs & Company, L.L.C.

      (4) All Other Fees. The Company has not paid for any other services to Bagell, Josephs & Company, L.L.C.

      (5) Audit Committee pre-approval policies and procedures. The Company's sole director, which acts as the Company's audit committee, approved the engagement of Bagell, Josephs & Company, L.L.C.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, t 6 0 Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 17, 2006.

April 17, 2006                           MEDICAL STAFFING SOLUTIONS, INC.

                                         By:   /s/ Brajnandan B. Sahay
                                               -----------------------
                                               Brajnandan B. Sahay,
                                               President, Chief Executive
                                               Officer, Interim
                                               Principal Financial
                                               Officer and Director

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE(S)

Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheets as of December 31, 2005 and 2004                              F-2

Statements of Operations for the Years Ended
   December 31, 2005 and 2004                                                F-3

Statements of Changes in Stockholder's Equity (Deficit)
   for the Years Ended December 31, 2005 and 2004                            F-4

Statements of Cash Flows for the Years Ended
   December 31, 2005 and 2004                                           F-5- F-6

Notes to Consolidated Financial Statements                             F-7- F-20

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders' of
Medical Staffing Solutions, Inc. and Subsidiaries
Vienna, VA

We have audited the accompanying consolidated balance sheets of Medical Staffing Solutions, Inc. and Subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Staffing Solutions, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of its statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has recurring operating deficits and cash flow concerns that lead to substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Gibbsboro, New Jersey

April 10, 2006

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                      ASSETS


                                                                                      2005           2004
                                                                                  ------------   ------------
Current Assets:
 Cash and cash equivalents                                                        $    296,498   $     28,348
 Accounts receivable, net of allowance for
  doubtful accounts of $84,233
  and $36,642 in 2005 and 2004, respectively                                         3,783,725      1,477,837
 Due from related parties                                                               38,845         10,341
 Prepaid expenses                                                                       97,927         53,110
                                                                                  ------------   ------------

     Total Current Assets                                                            4,216,995      1,569,636

 Fixed assets, net of depreciation                                                     117,374         60,689

 Loan commitment fees                                                                     --           65,625
 Deposits                                                                               50,000         52,643
 Goodwill                                                                            2,528,010           --
                                                                                  ------------   ------------
TOTAL ASSETS                                                                      $  6,912,379   $  1,748,593
                                                                                  ============   ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


LIABILITIES
Current Liabilities:
 Loan payable - Factoring agent                                                   $  2,502,780   $  1,069,584
 Note payable, current portion                                                         439,055           --
 Promissory note payable                                                                  --          365,000
 Accounts payable and accrued expenses                                               2,004,984        833,757
 Due to related parties                                                                   --          105,333
                                                                                  ------------   ------------

     Total Current Liabilities                                                       4,946,819      2,373,674

Loan payable - officer                                                                  87,604         65,000
Note payable, net of current portion                                                    99,654           --
                                                                                  ------------   ------------

 Total Liabilities                                                                   5,134,077      2,438,674
                                                                                  ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred Stock, $.001 Par Value; 30,000,000 shares authorized, 3,000,000 shares designated Series A Convertible, $1 stated value, 3,000,000 shares
  and 0 shares issued and outstanding at December 31, 2005 and 2004                      3,000           --
 Common Stock, $.001 Par Value; 300,000,000 shares authorized, 175,253,677 and 122,509,383 shares issued, 0 and 8,941,935 held in escrow, and
  175,253,677 and 113,567,448 outstanding at December 31, 2005 and 2004                175,254        122,509
 Additional Paid-in Capital                                                          8,991,204      4,615,939
 Additional Paid-in Capital - Warrants                                                 280,286           --
 Preferred stock subscription receviable                                              (415,799)          --
 Deficit                                                                            (7,255,643)    (5,428,529)
                                                                                  ------------   ------------

 Total Stockholders' Equity (Deficit)                                                1,778,302       (690,081)
                                                                                  ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $  6,912,379   $  1,748,593
                                                                                  ============   ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                    2005             2004
                                               --------------   --------------
OPERATING REVENUES
 Revenue                                       $   12,345,585   $    6,734,564

COST OF SALES                                       8,379,213        5,018,601
                                               --------------   --------------

GROSS PROFIT                                        3,966,372        1,715,963
                                               --------------   --------------

OPERATING EXPENSES
 Administrative commissions and payroll             3,130,713        2,046,954
 General and administrative expenses                2,231,126        1,371,377
 Depreciation and amortization                         23,957           61,726
                                               --------------   --------------
   Total Operating Expenses                         5,385,796        3,480,057
                                               --------------   --------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)              (1,419,424)      (1,764,094)

OTHER INCOME (EXPENSES)
 Amortization of discount on conversions              (65,625)        (108,760)
 Interest income                                       13,254            1,450
 Interest expense                                    (355,319)        (240,259)
                                               --------------   --------------
   Total Other Income (Expenses)                     (407,690)        (347,569)
                                               --------------   --------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES     $   (1,827,114)  $   (2,111,663)
Provision for Income Taxes                               --               --
                                               --------------   --------------

NET LOSS APPLICABLE TO COMMON SHARES           $   (1,827,114)  $   (2,111,663)
                                               ==============   ==============

NET LOSS PER BASIC AND DILUTED SHARES          $        (0.01)  $        (0.03)
                                               ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                               161,805,913       62,372,351
                                               ==============   ==============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                          Preferred Stock                       Common Stock

Description                     Shares        Amount        Shares         Amount        Capital
                             ------------  ------------  ------------   ------------   ------------
Balance, December 31, 2003           --    $       --      41,200,005   $     41,200   $  1,436,266

Shares issued for cash               --            --       9,041,774          9,042        619,182

Shares issued for services           --            --          10,000             10          1,390

Shares issued for loan
commitment fee                       --            --         750,000            750        104,250

Shares issued for
conversion of debentures             --            --      19,489,204         19,489        705,949

Shares issued in escrow
 under SEDA                          --            --      35,000,000         35,000        915,000

Shares issued in
conversion of loan
payable-officer                      --            --      17,018,400         17,018        833,902


Net loss for the year                --            --            --             --             --
                             ------------  ------------  ------------   ------------   ------------

 Balance, December 31, 2004          --            --     122,509,383        122,509      4,615,939

Shares issued for
 debt cancellation                   --            --      44,090,634         44,091      1,383,051

Shares issued
 in acquisition
 of Nurses, PRN                      --            --       9,500,000          9,500        275,500

Issuance of preferred
 stock for cancellation
 of debt                        2,184,201         2,184          --             --        2,182,017

Issuance of preferred
 stock for cash                   400,000           400          --             --          399,600

Issuance of
 15,000,000 warrants                 --            --            --             --         (280,286)

Issuance of
 subscription for
 preferred stock                  415,799           416       415,383           --             --

Shares cancelled
 during the year                     --            --        (846,340)          (846)          --


Net loss for the year                --            --            --             --             --
                             ------------  ------------  ------------   ------------   ------------

Balance, December
 31, 2005                       3,000,000  $      3,000   175,253,677   $    175,254   $  8,991,204
                             ============  ============  ============   ============   ============


                              Additional      Paid-in
                              Paid -in        Capital      Subscription
Description                    Warrants       Deficit       Receivable        Total
                             ------------   ------------   ------------   ------------
Balance, December 31, 2003   $       --     $ (3,316,866)  $       --     $ (1,839,400)

Shares issued for cash               --             --             --          628,224

Shares issued for services           --             --             --            1,400

Shares issued for loan
commitment fee                       --             --             --          105,000

Shares issued for
conversion of debentures             --             --             --          725,438

Shares issued in escrow
 under SEDA                          --             --             --          950,000

Shares issued in
conversion of loan
payable-officer                      --             --             --          850,920


Net loss for the year                --       (2,111,663)          --       (2,111,663)
                             ------------   ------------   ------------   ------------

 Balance, December 31, 2004          --       (5,428,529)          --         (690,081)

Shares issued for
 debt cancellation                   --             --             --        1,427,142

Shares issued
 in acquisition
 of Nurses, PRN                      --             --             --          285,000

Issuance of preferred
 stock for cancellation
 of debt                             --             --             --        2,184,201

Issuance of preferred
 stock for cash                      --             --             --          400,000

Issuance of
 15,000,000 warrants              280,286           --             --             --

Issuance of
 subscription for
 preferred stock                     --             --         (415,799)          --

Shares cancelled
 during the year                     --             --             --             (846)


Net loss for the year                --       (1,827,114)          --       (1,827,114)
                             ------------   ------------   ------------   ------------

Balance, December
 31, 2005                    $    280,286   $ (7,255,643)  $   (415,799)  $  1,778,302
                             ============   ============   ============   ============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                              2005           2004
                                                          ------------   ------------
CASH FLOWS FROM OPERTING ACTIVIITES

 Net loss                                                 $ (1,827,114)  $ (2,111,663)
                                                          ------------   ------------
 Adjustments to reconcile net loss to net cash
   used in operating activities
  Depreciation and amortization                                 23,957         61,726
  Amortization of discount on conversions                       65,625        108,760
  Conversion of interest and convertible debentures             61,296         16,678
  Common stock issued for services                                --            1,400
  Allowance for doubtful accounts                               47,591        (18,428)
  Changes in assets and liabilities
  (Increase) in accounts receivable                         (2,353,479)       (35,690)
  (Increase) decrease in prepaid expenses                      (44,817)         1,866
  (Increase) decrease in deposits                                2,643        (25,000)
  Increase (decrease) in accounts payable and
   and accrued expenses                                       1,009,072       (431,635)
                                                          ------------   ------------
 Total adjustments                                          (1,188,112)      (320,323)
                                                          ------------   ------------

 Net cash (used in) operating activities                    (3,015,226)    (2,431,986)
                                                          ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                          (80,642)       (12,435)
 Acquisition of business                                    (1,600,000)          --
                                                          ------------   ------------

     Net cash provided by (used in) investing activities    (1,680,642)       (12,435)
                                                          ------------   ------------



CASH FLOWS FROM FINANCING ACTIVITES
 Capital contributions/common stock issuance for cash
  and subscriptions receivable                                    --          628,224
 Proceeds from preferred stock issuance                        400,000           --
 Increase in proceeds from factoring agent                   1,433,196           --
 Proceeds from convertible debentures                             --          600,000
 Proceeds from standby equity distribution agreement         3,184,201      1,680,000
 (Payments) on standby equity distribution agreement              --         (365,000)
 (Decrease) in amounts due related parties                     (28,504)       (24,667)
 Payments on note payable - related party                     (105,333)          --
 Advances from related parties                                    --           19,666
 Proceeds from loan payable - officer                           22,604         40,000
 Proceeds (payments) of notes payable - net                     57,854       (182,522)
                                                          ------------   ------------
 Net cash provided by financing activities                   4,964,018      2,395,701
                                                          ------------   ------------

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

              MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                            2005            2004
                                                        ------------   ------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS                                   268,150        (48,720)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF YEAR                                            28,348         77,068
                                                        ------------   ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                 $    296,498   $     28,348
                                                        ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

CASH PAID DURING THE YEAR FOR:
 Interest expense                                       $       --     $    162,543
                                                        ============   ============



SUPPLEMENTAL DISCLOSURE OF NON-CASH
 INFORMATION:

Common stock issued for services                        $       --     $      1,400
                                                        ============   ============
Preferred stock subscription                            $    415,799   $       --
                                                        ============   ============
Debt refinancing for replacement debt                   $  3,549,201   $       --
                                                        ============   ============
Common stock issued for debt cancellation               $  1,427,142   $       --
                                                        ============   ============
Preferred stock issued for debt cancellation            $  2,184,201   $       --
                                                        ============   ============
Common stock issued in acquisition of subsidiary        $    285,000   $       --
                                                        ============   ============
Issuance costs for warrants                             $    280,286   $       --
                                                        ============   ============
Common stock issued for loan commitment fees            $       --     $    105,000
                                                        ============   ============
Common stock issued for conversion of debt              $       --     $  1,550,000
                                                        ============   ============
Amortization of discount on conversions                 $       --     $    108,760
                                                        ============   ============
Common stock issued for conversion of interest expense  $     61,296   $     16,678
                                                        ============   ============


SUMMARY OF ACQUISITION OF BUSINESS

Net Assets acquired                                     $    134,633
                                                        ------------

Assumption of debt                                          (615,488)
Liabilities assumed                                         (162,155)
Cash paid                                                 (1,600,000)
Common stock issued                                         (285,000)
                                                        ------------

 Subtotal                                                 (2,662,643)

Goodwill acquired                                       $  2,528,010
                                                        ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

            For accounting purposes, the transaction was accounted for as a reverse merger under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the consolidated financial statements presented herein are those of TeleScience.

            The Company is a provider of medical personnel to state and federal government agencies, primarily hospital and medical facilities. The Company's business plan anticipates diversification into building up a technology division specifically concentrating on Homeland Security. The Company has expensed some start-up costs relating to this in the past year.

            In October 2003, the Company announced plans to enter into the private sector staffing business and provide services to private hospitals.

            The Company entered into an asset purchase agreement on June 16, 2005 with Nurses PRN Acquisition Group. Nurses PRN Acquisition Group had purchased the assets of Nurses PRN, LLC, a Florida limited liability company. The Company closed on this transaction on July 1, 2005. The purchase price was $1,600,000 in cash, 9,500,000 shares of the Company's stock valued at $285,000 and the assumption of liabilities in the approximate amount of $777,643. Goodwill of $2,528,010 was recognized in the acquisition.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

            Revenue and Cost Recognition

            Revenue is recognized under the accrual method of accounting when the services are rendered and the customer has been billed, rather than when cash is collected for the services provided. Specifically, the terms of the contracts call for fixed fees based on hourly rates.

            Costs are recorded on the accrual basis as well, when the services are incurred rather than paid for.

            Cash and Cash Equivalents

            The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

            The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000.

            Fixed Assets

            Fixed assets are stated at cost. Depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets.

            Furniture and fixtures       7 Years
            Office equipment             5 Years

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


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

            Advertising

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the consolidated statements of operations for the years ended December 31, 2005 and 2004, respectively.

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

            Start-up Costs

            In accordance with Statement of Position 98-5, "Accounting for Start-up Costs", the Company has expensed all of its costs relating to the start-up of its Homeland Security division in the period to which those costs related. The Company has expensed approximately $200,000 as of December 31, 2003, and these costs are included in the accompanying consolidated statements of operations.

            Deferred Financing Fees

            In March 2004, the Company issued 750,000 shares of common stock valued at $105,000 in connection with the Standby Equity Distribution Agreement. The Standby Equity Distribution Agreement is for a period of 24-months, and commencing April 2004, the Company began amortizing this deferred financing fee at the rate of $4,375 per month. Amortization for the year ended December 31, 2005 and 2004 is $-0- and $39,375, respectively. The Company has reclassified the amortization previously expensed in the financial statements in 2005 to Additional paid-in-capital since it was associated with an equity raise.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            (Loss) Per Share of Common Stock

            Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for the periods presented.

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                 December 31,     December 31,
                                                     2005             2004
                                                --------------   --------------

Net Loss                                        $  (1,827,114)   $   (2,111,663)
                                                --------------   --------------
Weighted-average common shares
  outstanding (Basic)                              161,805,913       62,372,351
Weighted-average common stock equivalents:
      Stock options and warrants                          --               --
Weighted-average common shares
    outstanding (Diluted)                          161,805,913       62,372,351
                                                ==============   ==============

            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. There were fifteen million (15,000,000) free-standing warrants available and approximately 119,000,000 common shares available for conversion in association with the convertible preferred Series A stock.

            Reclassifications

            Certain amounts for the year ended December 31, 2004 have been reclassified to conform to the presentation of the December 31, 2005 amounts. The reclassifications have no effect on the net loss reported for the year ended December 31, 2004.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements

            On December 16, 2004, the Financial Accounting Standards Board ("FASB") published FAS No. 123 (Revised 2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

            On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

            In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation Number 47 ("FIN 47"), "Accounting for Conditional Asset Retirement Obligations." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

            In May 2005, the FASB issued FAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Recent Accounting Pronouncements (continued)

            FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt FAS 154 beginning January 1, 2006. Because FAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

            In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No. 155 replaces FAS No. 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement will be effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

NOTE 3- ACCOUNTS RECEIVABLE

            A majority of the Company's revenues are derived from government contracts with various state and federal agencies including hospitals, medical facilities and penitentiaries, as well as reputable established private hospital contracts. As such, payment for services rendered is based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At December 31, 2005 and 2004, the Company has $3,783,725 and $1,477,837, respectively due to it for its services. Additionally, the Company has established an allowance for doubtful accounts of $84,233 and $36,642 at December 31, 2005 and 2004, respectively.

            The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 4- PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2005 and 2004:
                                                        2005           2004
                                                    ------------   ------------
Furniture, fixtures and equipment                   $    233,708   $    153,066
Less:  accumulated depreciation                         (116,334)       (92,377)
                                                    ------------   ------------
Net book value                                      $    117,374   $     60,689
                                                    ============   ============

            Depreciation expense for the years ended December 31, 2005 and 2004 was $23,957 and $22,351, respectively.

NOTE 5- DUE FROM RELATED PARTIES

            The Company has outstanding at December 31, 2005 and 2004, $38,835 and $10,341, respectively, from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are classified as current assets, and are due on demand.

NOTE 6- DEPOSITS

            The Company had deposits with various entities for security purposes. The balance as of December 31, 2005 and 2004 was $50,000 and $52,643, respectively.

NOTE 7- GOODWILL

            In the acquisition of Nurses, PRN (see Note 14), the Company recorded goodwill in the amount of $2,528,010. The Company has performed an analysis of the goodwill amount, and has determined that no impairment is necessary at December 31, 2005. The goodwill will be tested annually for impairment.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 8- LOAN PAYABLE

            In May 2002, the Company entered into a line of credit agreement with a factoring company, which was subsequently replaced by another factoring company on July 1, 2005. The loan, which is due on demand bears interest at prime plus 1.00%. The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables, and the remaining balance is remitted to the Company. The outstanding balance at December 31, 2005 and 2004 was $2,502,780 and $1,069,584, respectively. The balance is reflected net of a 10% reserve that the factor has established, which is adjusted on each funding.


NOTE 9- CONVERTIBLE DEBENTURES

            On March 11, 2004, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners. Under the Securities Purchase Agreement, Cornell Capital Partners was obligated to purchase $600,000 of secured convertible debentures from the Company.

            On March 11, 2004, Cornell Capital Partners purchased $250,000 of convertible debentures and purchased $350,000 additional debentures on May 3, 2004. These debentures accrue interest at a rate of 5% per year and mature two years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of
            (i) 115% of the closing bid price of the common stock as of the closing date or (ii) 85% of the lowest closing bid price of the common stock the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon a fifteen (15) business day notice for 115% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the year ended December 31, 2004, Cornell converted the entire $600,000 into 19,489,204 shares of common stock which included conversions of $16,678 in interest and the Company recognized $108,760 of amortization of discount on the debenture conversions.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 10- INVESTMENT

            Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project ran out of funding after the Company funded approximately $387,269 as of December 31, 2002, and the project has since ceased for the moment. Management has reserved an allowance for the entire amount, as the investment value is not known.


NOTE 11- PROVISION FOR INCOME TAXES

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

            At December 31, 2005 and 2004, deferred tax assets approximated the following:

                                                      2005             2004
                                                  ------------     ------------
Deferred tax assets                               $  2,375,000     $  1,800,000

Less: valuation allowance                           (2,375,000)      (1,800,000)
                                                  ------------     ------------
 Net deferred tax assets                          $          0     $          0
                                                  ============     ============


            At December 31, 2005 and 2004, the Company had accumulated deficits approximating $7,200,000 and $5,425,000, respectively available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 12- LOAN PAYABLE - OFFICER

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

            The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of Medical Staffing Solutions, Inc. stock in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, $875,920. The Company has paid down this liability and the total outstanding at December 31, 2005 is $87,604.

NOTE 13- COMMITMENTS

            The Company had established a 401(k) Plan for its employees and agreed to match a portion of the contribution. Effective January 1, 2004, the Company discontinued its matching portion of the contribution.

NOTE 14- STANDBY EQUITY DISTRIBUTION AGREEMENT

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

            Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004. As of December 31, 2005, the Company no longer has any existing agreement remaining.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 15- NOTE PAYABLE

            In connection with the acquisition of Nurses PRN on July 1, 2005, (See Note 17), the Company assumed a note payable with Jeffrey Dowling in the amount of $365,487. In addition, the Company assumed a note payable with Aftabe Adamjee in the amount of $250,000. The note payable to Jeff Dowling is payable in 26 monthly installment with a 9% interest rate assessed. The note payable associated with Aftabe Adamjee is payable in two (2) installments. The Company anticipates making full payment in 2006. The balances on these notes at December 31, 2005 were $288,709 and $250,000, respectively.

NOTE 16- STOCKHOLDERS' (DEFICIT)

            The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 300,000,000 shares authorized. The shareholders increased the levels on March 9, 2004 from 5,000,000 and 50,000,000, respectively.

            In 2005, the Company issued 3,000,000 shares of Series A convertible preferred stock. The stock was issued in three (3) parts; the first installment was consummated when the Company issued 2,184,201 shares in payment of a promissory note held by Cornell Capital Partners LP. The debt was in the amount of $2,113,332 plus accrued interest of $70,869. The second installment was for 400,000 shares in the amount of $400,000. The remaining shares are in the form of a receivable. The funds, in the amount of $415,799, were advanced two (2) days prior to the Company filing a registration statement, which was filed January 31, 2006. The value has been shown as a reduction in the stockholders equity section of the balance sheet. In addition, the Company extended a warrant to Cornell Capital Partners LP to purchase fifteen million (15,000,000) shares of common stock at a fixed exercise price of $0.03.

            In January 2005, the Company incurred additional financing fees valued at $160,000. The Company charged the financing fees and associated legal fees against paid-in-capital in connection with the equity financing agreement.

            The Company issued 44,090,634 common shares in exchange for debt cancellation with Cornell Capital Partners LP during 2005.

            The Company issued 9,500,000 common shares to two (2) individuals in the acquisition of Nurses, PRN

            During 2005, the Company cancelled 846,340 shares of common stock.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 16- STOCKHOLDERS' (DEFICIT)

            The Company has 175,253,677 common shares issued and outstanding as of December 31, 2005.

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

            The Company issued shares in March 2004 to Cornell Capital Partners, L.P. as a commitment fee for the equity line of credit. The value of these shares is $105,000 and has been reflected as commitment fees in the consolidated balance sheet at December 31, 2004. Since the effective date of the registration statement, the Company has recognized $65,625 of amortization, and has reclassified to balance against paid-in-capital in connection with the equity financing agreement.

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

            The Company on December 30, 2004 pursuant to a board resolution issued 17,018,400 shares of common stock in conversion of $850,920 loan payable to an officer of the Company.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004

NOTE 17- ACQUISITION

            The Company entered into an asset purchase agreement on June 16, 2005 with Nurses PRN Acquisition Group. Nurses PRN Acquisition Group had purchased the assets of Nurses PRN, LLC, a Florida limited liability company. The Company closed on this transaction on July 1, 2005. The purchase price was $1,600,000 in cash, 9,500,000 shares of the Company's stock valued at $285,000 and the assumption of liabilities in the amount of $777,643. In addition, goodwill was recognized in the amount of $2,528,010.

NOTE 18 - LITIGATION

            In October 2004, The Roche Group for pecuniary loss in connection with an ex-dividend date of the Company's stock sued the Company. The courts have dismissed two (2) of the three (3) counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiffs are seeking $125,000 in damages. The Company feels the case has no merit, and will be dismissed as well.

NOTE 19- GOING CONCERN

            As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2005 and 2004, has recurring operating deficits and cash flow concerns. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management states that they are confident that they can improve operations and raise the appropriate funds needed through sales of common stock and debt.

            The Company negotiated a Promissory Note in the amount of $2,000,000 in the first quarter of 2005. The balance at September 30, 2005 was $2,113,332, which was converted into preferred stock (See Note 16). For the nine months ended September 30, 2005, the Company issued 1,464,261 shares of common stock to Cornell Capital Partners, L.P. under the Standby Equity Distribution Agreement, the proceeds of which were used to satisfy $62,142 of interest due under the Promissory Notes outstanding.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2005 AND 2004


NOTE 19- GOING CONCERN (Continued)

            On January 5, 2005, the Company entered into a third promissory note for $2,000,000 with Cornell Capital Partners, L.P. and placed an additional 40,000,000 shares of common stock into escrow, per the agreement. As of the date of this report, there are no shares remaining in escrow.

            The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 20- SUBSEQUENT EVENTS

            Litigation

            On February 16, 2006, the Circuit Court of Fairfax County, Virginia entered a final order against TeleScience International, Inc., (Telescience) a wholly-owned subsidiary of Medical Staffing Solutions, Inc. (the registrant) in the amount of $851,875 with interest at twelve percent (12%) from the date of October 16, 2003.

            In 2003, the Registrant believed it had settled a claim by the Plaintiff who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of Registrant common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Registrant maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a favorable verdict for TeleScience, and at that time the Plaintiff petitioned the Court to set aside the jury verdict. The motion was set for oral argument for December 16, 2005, and on February 16, 2006 the Court reversed its position in favor of the Plaintiff. TeleScience intends to vigorously pursue an appeal.

            Investment Agreement

            On March 13, 2006, the Company entered into an Amended and Restated Investment Agreement with Cornell Capital Partners, LP pursuant to which the Company issued and sold to Cornell Capital, and Cornell Capital purchased from the Company, Four Million Four Hundred Thousand Dollars ($4,400,000) of Series A Preferred Shares which shall be convertible into shares of the Company's common stock, of which Three Million Dollars ($3,000,000) was previously funded pursuant to that certain Investment Agreement, dated as of December 13, 2005.