Form 10QSB
period 2006-03-31
MEDICAL STAFFING SOLUTIONS INC
filed 2006-05-22
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
                             Act of 1934, as amended

                  For the quarterly period ended March 31, 2006

   |_| Transition report under Section 13 or 15(d) of the Securities Exchange
                            Act of 1934, as amended

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

Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act). Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                               OUTSTANDING SHARES

           CLASS                                  May 15, 2006
        ------------                              ------------
        Common Stock                              178,773,102

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              INDEX TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

                                                                          PAGE

Balance Sheet as of March 31, 2006 (Unaudited)........................      2

Statements of Operations for the three (3)
months ended March 31, 2006 and 2005 (Unaudited)......................      3

Statements of Cash Flows for the three (3) months ended
March 31, 2006 and 2005 (Unaudited)...................................      4

Notes to Financial Statements (Unaudited).............................      6

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2006

                                            ASSETS

Current Assets:
     Cash and cash equivalents                                                          $  1,315,925
     Accounts receivable, net of allowance for doubtful accounts of $84,232                3,782,042
     Accounts receivables-other                                                               65,001
     Prepaid expenses                                                                         57,141
                                                                                        ------------
        Total Current Assets                                                               5,220,109
                                                                                        ------------
     Fixed assets, net of depreciation                                                       127,031
     Goodwill                                                                              2,528,010
     Deposits                                                                                 51,990
                                                                                        ------------
TOTAL ASSETS                                                                            $  7,927,140
                                                                                        ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
     Note payable, Current portion                                                      $    398,154
     Loan payable - factoring agent                                                        2,707,491
     Accounts payable and accrued expenses                                                 1,626,354
                                                                                        ------------
        Total Current Liabilities                                                          4,731,999
                                                                                        ------------
     Long-term liabilities
        Notes payable, net of current                                                         49,655
        Loans payable - Officer                                                               88,528
                                                                                        ------------
        Total Liabilities                                                                  4,870,182
                                                                                        ------------

STOCKHOLDERS' EQUITY
     Preferred Stock, $.001 Par Value;  30,000,000 shares authorized,                      4,400,000
designated Series A Convertible, $1 stated value,
     4,400,000 shares issued and 4,350,000 shares outstanding  at March 31, 2006               4,350
     Common Stock, $.001 Par Value; 300,000,000 shares authorized and
     177,557,824 shares outstanding at March 31, 2006                                        177,558
     Discount on preferred Series A stock                                                 (1,400,000)
     Additional Paid-in-Capital                                                           10,195,970
     Additional paid-in-Capital-Warrants                                                   1,142,686
     Additional paid in Capital- Beneficial conversion                                       537,600
     Deficit                                                                              (7,601,206)
                                                                                        ------------
        Total Stockholders' EQUITY                                                         3,056,958
                                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  7,927,140
                                                                                        ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE (3) MONTHS ENDED MARCH 31, 2006 AND 2005



                                                               2006              2005
                                                           -------------    -------------
OPERATING REVENUES
     Revenue                                               $   5,182,313    $   1,646,090

COST OF SALES                                                  3,715,599        1,125,561
                                                           -------------    -------------
GROSS PROFIT                                                   1,466,714          520,529
                                                           -------------    -------------
OPERATING EXPENSES
     Administrative payroll, benefits and overhead costs       1,171,496          518,266
     General and administrative expenses                         649,545          267,949
     Depreciation and amortization                                 9,343           18,711
                                                           -------------    -------------
          Total Operating Expenses                             1,830,384          804,926
                                                           -------------    -------------
(LOSS) BEFORE OTHER INCOME (EXPENSES)                           (363,670)        (284,397)
                                                           -------------    -------------
OTHER INCOME (EXPENSES)
     Other Income                                                 85,310             --
     Interest income                                                --              5,118
     Interest expense                                            (67,203)         (67,385)
                                                           -------------    -------------
          Total Other Income (Expenses)                           18,107          (62,267)
                                                           -------------    -------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                      (345,563)        (346,664)
                                                           -------------    -------------
     Provision for Income Taxes                                     --               --

NET LOSS APPLICABLE TO COMMON SHARES                       $    (345,563)   $    (346,664)
                                                           =============    =============
NET LOSS PER BASIC AND DILUTED SHARES                      $       (0.00)   $       (0.00)
                                                           =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         176,815,377      134,732,159
                                                           =============    =============

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE (3) MONTHS ENDED MARCH 31, 2006 AND 2005

                                                                           2006          2005
                                                                       -----------    -----------
CASH FLOW FROM OPERTING ACTIVIITES
     Net loss                                                          $  (345,563)   $  (346,664)
                                                                       -----------    -----------
    Adjustments to reconcile net loss to net cash (used in)
        operating activities Depreciation and amortization                   9,344         18,711
    Common stock issued for interest payments                                 --           62,142
    Changes in assets and liabilities
        Decrease in accounts receivable                                      1,683        247,901
        Decrease in prepaid expenses                                        40,786         22,030
        Increase in deposits                                                (1,990)        (3,000)
        Increase (Decrease) in accounts payable and accrued expenses      (378,630)        23,541
                                                                       -----------    -----------
        Total adjustments                                                 (328,807)       371,325
                                                                       -----------    -----------
        Net cash provided by (used in) operating activities               (674,370)        24,661
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                  (19,001)          --
     Increase (decrease) in amounts due related parties                    (26,156)       (11,659)
        Net cash (used in) investing activities                            (45,157)       (11,659)

CASH FLOWS FROM FINANCING ACTIVITIES
     Preferred stock issuance for cash                                   1,400,000        897,666
     Issuance costs deducted from equity                                  (191,580)          --
     Cash contribution from subscription receivable                        415,799           --
     Proceeds from factoring agent                                         204,711           --
     Proceeds (payments) from convertible debentures - net                    --          935,000
     Net proceeds from (payments to) officer                                   924         (2,000)
     Net payments on notes payable                                         (90,900)      (304,821)
                                                                       -----------    -----------
        Net cash provided by financing activities                        1,738,954      1,525,845
                                                                       -----------    -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,019,427      1,538,847
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            296,498         28,348
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $ 1,315,925    $ 1,567,195
                                                                       ===========    ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE (3) MONTHS ENDED MARCH 31, 2006 AND 2005




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:        2006       2005
                                                       --------   --------
CASH PAID DURING THE PERIOD FOR:
Interest expense                                       $ 25,415   $ 34,877
                                                       ========   ========
Income taxes                                           $   --     $   --
                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for loan commitment fees           $   --     $160,000
                                                       ========   ========
Common stock issued for interest payment               $   --     $ 62,142
                                                       ========   ========


During the three (3) months ended March 31, 2006, 50,000 shares of preferred stock were exchanged for common shares in accordance to the Investment Agreement with Cornell Capital Partners, LP dated December 31, 2005. The shares were exchanged based on the conversion price $0.0217 per share. This equated to 2,304,147 shares of common stock to be issued. The paid-in-capital for both common and preferred stock was adjusted to reflect the change in value.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Upon the share exchange, the Board of Directors approved a stock split in the amount of 14 for 1 stock, on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of March 31, 2005, and March 31,2006 the Company had 151,788,053 shares and 177,557,824 of common stock issued and outstanding respectively.

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

On July 1, 2005, we completed the Asset Purchase Agreement, whereby Medical Staffing, through our wholly-owned subsidiary, NPRN, acquired the business of Nurses PRN, LLC. As consideration for the purchased assets, Medical Staffing agreed to issue and deliver 9,500,000 shares of our common stock to Nurses PRN, LLC to be delivered to the members of Nurses PRN, LLC and 2,500,000 shares to a creditor. NPRN paid Nurses PRN, LLC $1,600,000 as a cash consideration and agreed to pay a contingent payment based on NPRN's achievement of certain financial targets which shall not exceed $500,000. Medical Staffing also assumed certain assumed liabilities including: (a) a $365,487note payable issued to Mr. Jeff Dowling by NPRN; (b) a $250,000 note payable to Mr. Aftab Adamjee by NPRN and (c) certain general payables as set forth in the Purchase Agreement. We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000. The acquisition was funded by a promissory note.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

Revenue and Cost Recognition

Revenue is recognized under the accrual method of accounting when the services are rendered and customer has been billed, rather than when cash is collected for the services provided. Specifically, the terms of the contracts call for a fixed set fees based on an hourly rate per individual. Cost is recorded on the accrual basis as well, when the services are incurred rather than paid for.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three (3) months or less to be cash equivalents.

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As March 31, 2006 the Company had deposits of $ 1,250,000 in excess of the insured limits.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

      o     Furniture and fixtures five (5) Years

      o     Office equipment seven (7) Years

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the three (3) months ended March 31, 2006 and 2005, respectively.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                             March 31,          March 31,
                                                               2006               2005
Net Loss                                                  ($    345,563)     ($    346,664)
                                                          -------------      -------------
Weighted-average common shares outstanding (Basic)          176,815,377        134,732,159
Weighted-average common stock equivalents:
Stock options and warrants                                           --                --
Weighted-average common shares outstanding (Diluted)        176,815,377        134,732,159
                                                          =============      =============

Option and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As March 31, 2006, there were no options available. However, there were 95,000,000 freestanding warrants, and approximately 120,000,000 common shares available for conversion in association with the convertible preferred Series A stock.

Reclassifications

Certain amounts for the three (3) months ended March 31, 2005 have been reclassified to conform to the presentation of the March 31, 2006 amounts. The reclassifications have no effect on net income for the three (3) months ended March 31, 2005.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standard No. 123 (Revised 2004), Shared-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transaction within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management in assessing of compensation cost in the financial statements. Management has assessed the implications of this revised standard, and has determined that it did not materially impact the Company's results of operations in the first quarter of fiscal year 2006.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


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

In March 2005, the FASB issued Statement of financial Accounting Standards Interpretation Number 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligation." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." Fin 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operation or cash flows.

In May 2005, the FASB issued FAS 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". FAS154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The Provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of new method. FAS 154 is effective for all changes in an accounting principle made in the fiscal years beginning after December 15, 2005. The Company has adopted FAS 154 beginning January 1, 2006. Because FAS 154 is directly dependent upon future events, the Company has not determined what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No 155 replaces FAS No 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets". This statement will be effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE

A majority of the Company's revenues are derived from government contracts for personnel at various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At March 31, 2006, the Company had $3,782,042 gross due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $84,233 at March 31, 2006.

The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2006:

Furniture, fixtures and equipment    $     298,465
Less: accumulated depreciation             171,434
Net book value
                                     -------------
                                     $     127,031
                                     =============

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


Depreciation expense for the three (3) months ended March 31, 2006 and 2005 was $9,344 and $5,586, respectively.

NOTE 5 - DEPOSITS

The Company had deposits with various entities for security purposes. The balance as of March 31, 2006 was $51,990.

NOTE 6 - GOODWILL

In the acquisition of Nurse PRN (See Note 14), the Company acquired goodwill in the amount of $ 2,528,010. The Company has performed an analysis of the account and has determined that no impairment is necessary at March 31, 2006.

NOTE 7 - DUE TO RELATED PARTIES

The Company has outstanding at March 31, 2006 and 2005 $65,001 from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are reflected in the condensed consolidated balance sheet as current assets.

NOTE 8 - LOAN PAYABLE

In July 2005, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus one percent (1%). The factor lends up to ninety percent (90%) of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at March 31, 2006 was $2,707,491. The balance is reflected net of a ten percent (10%) reserve that the factor has established which is adjusted on each funding.

NOTE 9- INVESTMENT

Beginning in 2001, the Company started investing in a private airstrip in Branson, Missouri. The project ran out of funding after the Company funded approximately $385,000. As of December 31, 2002, the project ceased operations. Management of the Company has reserved an allowance for the entire amount of the investment, as the current market value is unknown.

NOTE 10 - PROVISION FOR INCOME TAXES

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

At March 31, 2006, deferred tax assets approximated the following:

Deferred tax assets                                 $ 2,539,480
Less:  valuation allowance                           (2,539,480)
                                                    -----------

Net deferred tax assets                                     -0-
                                                    ===========

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


At March 31, 2006, the Company had accumulated deficits in the approximate amount of $7,600,000 available to offset future taxable income through 2024. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of common stock of the Company in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, equal to $875,920. The Company has paid down this liability and the total amount outstanding at March 31, 2006 was $88,528.

NOTE 12 - COMMITMENTS

The Company established a 401(k) Plan for its employees and agreed to match a portion of the contribution. Effective January 1, 2004, the Company discontinued its matching portion of the contribution.

NOTE 13 - NOTE PAYABLE

In connection with the acquisition of Nurses PRN on July 1, 2005, the Company assumed a note payable with Jeffrey Dowling in the amount of $ 365,487. In addition, the Company assumed a note payable with Aftabe Adamjee in the amount of $ 250,000. The note payable to Jeff Dowling is payable in twenty-six (26) monthly installments with nine percent (9%) interest rate assessed. The note payable associated with Mr. Adamjee is payable in two (2) installments. The Company anticipates making full payment in 2006. The balances on these notes at March 31, 2006 were $197,809 and $ 250,000, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY

The Company has two (2) classes of stock: a preferred class with a par value of $0.001 and 30,000,000 shares authorized, and a common class with a par value of $0.001 and 300,000,000 shares authorized.

The Company has 177,557,824 common shares issued and outstanding and 4,400,000 shares of Series A convertible preferred stock issued and 4,350,000 outstanding as of March 31, 2006.

On December 13, 2005, the Company issued 3,000,000 shares of Series A convertible preferred stock. The stock was issued in three (3) parts; the first installment was consummated when Company issued 2,184,201 shares in payment of a promissory note held by Cornell Capital Partners, LP ("Cornell"). The debt was in the amount of $2,113,332. plus accrued interest of $70,869. The second installment was for 400,000 shares in the amount of $400,000. The remaining shares were advanced two (2) days prior to the Company filing a registration statement, which was filed on January 31, 2006. In addition, the Company extended a warrant to Cornell to purchase fifteen million (15,000,000) shares of common stock at a fixed exercise price of $0.03.

On March 13, 2006, the Company amended and restated its agreement with Cornell to increase the amount to preferred shares to 4,400,000. The additional funds of $1,400,000 were advanced on that date. In addition, the Company issued to Cornell four (4) additional warrants to purchase an aggregate of 80,000,000 shares of the Company's common stock as follows; (i) 30,000,000 shares at an exercise price of $0.005 per share, (ii) 30,000,000 shares at an exercise price of $0.01 per share, (iii) 10,000,000 shares at an exercise price of $0.015 per share, and (iv) 10,000,000 shares at an exercise price of $0.02 per share. All of the warrants expire five (5) years after the date of issuance, on or about March 13, 2011.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2006 AND 2005 (UNAUDITED)


On January 30, 2006, a convertible series A preferred shareholder notified the Company of their intent to convert 50,000 shares of preferred stock into common stock, as outlined in the investment agreement. The preferred shares were converted at a price $0.0217, which translated into 2,304,147 shares common stock. There were no other transactions involving common stock in the quarter ended March 31, 2006.

In connection with the conversion of the preferred stock, the total outstanding preferred shares were decreased by 50,000 shares.

In January 2006, the Company incurred additional financing fees valued at $160,000. The Company charged the financing fees and associated legal fees against paid-in-capital in connection with the equity financing agreement.

The Company issued in the first quarter of 2005 1,464,261 shares for the conversion of the interest costs value at $ 62,142.

NOTE 15 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2005 and 2004, and additional losses in the three (3) months ended March 31, 2006. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management states that they are confident that they can improve operations and raise the appropriate funds needed through their recent contracts the Company has entered into in the past few months.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 16 - LITIGATION

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

On February 16, 2006 the Circuit of Fairfax County, Virginia entered a final order against TeleScience International, Inc. ("Telescience") a wholly-owned subsidiary of the Company in the amount of $851,875 with interest at twelve percent (12%) from the date of October 16, 2003.

In 2003, the Company believed it had settled a claim by the Plaintiff who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of the Company's common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Company maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a favorable verdict for TeleScience, and at that time the Plaintiff petitioned the Court to set aside the jury verdict. The motion was set oral argument for December 16, 2005, and on February 16, 2006 the Court reversed its position in favor of the Plaintiff. TeleScience intends to vigorously pursue an appeal.

As a result of the latest decision in this matter, the Company has placed the net proceeds obtained in the Amended and Restated Investment Agreement, dated March 13, 2006, by and between the Company and Cornell Capital Partners, LP in the amount of $ 1,250,000 in escrow with the Fairfax County Circuit Court of Appeal. The proceeds will be held in escrow until adjudication of the matter with the Court of Appeals.

In the event that the Company is successful in its appeal process, Cornell Capital has the option to redeem 1,400,000 shares of Series A preferred stock in exchange for the proceeds previously received.

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

Business

MSSI is a provider of specialty medical staffing services throughout the country. We presently provide, through our wholly-owned subsidiary, TeleScience, health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. Through our wholly-owned subsidiary, Nurses Onsite Corp, we provide health related staffing services to private for-profit and non-profit acute care facilities in ten (10) states. These clients include some of the largest hospital chains in the country as well as small, single location facilities. We provide Registered Nurses (RN), Licensed Practical Nurses (LPN), various types of therapists and Certified Nursing Assistants (CNA's). The majority of our health care workers in the NOC subsidiary are RN's.

The Nurses Onsite Corp.  Business

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

Revenues have grown as a result of our acquisition of Nurses Onsite Corp., which has aggregate revenues greater than Medical Staffing. Nurses Onsite Corp. has substantially increased the Company's operations in the private healthcare nursing sector. The acquisition has made a positive contribution to overhead and earnings and has provided us an entry vehicle into the commercial nurse staffing arena. Cash flow from the operations of the assets of Nurses Onsite Corp. are utilized in the growth of the business and reduction of present cash shortfalls as well as debt reduction. We anticipate that we will recognize economies of scale in areas, such as California, where we are both operating. Nurses

Onsite Corp. is presently operating in fourteen (14) staffing locations in eight
(8) states (including Virginia) and has more than 1,000 nurses that it can call upon to fulfill the needs of over three hundred (300) hospitals it presently services. Over the next twelve (12) months, Nurses Onsite Corp. plans to establish operations in several additional states and additional locales within the states in which it operates.

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

Going Concern

As reflected in the Company's financial statements as of March 31, 2006, the Company's accumulated deficit is $7,601,206 and its working capital is $488,110. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital. The financial statements for March 31, 2006 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Results Of Operations For The Quarter Ended March 31, 2006, Compared To The Quarter Ended March 31, 2005

                                    Revenues

Revenues for the quarter ended March 31, 2006 were $5,182,313, an increase of $3,536,223, as compared to revenues of $1,646,090 for the quarter ended March 31, 2005. The increase in revenues in 2006 was attributable to the acquisition of Nurses Onsite Corp.

                                  Cost Of Sales

Cost of sales for the quarter ended March 31, 2006 was $3,715,599, or seventy-two percent (72%) of revenues, as compared to $1,125,561, or sixty-eight percent (68%) of revenues, for the quarter ended March 31, 2005. This percentage increase in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the quarter ended March 31, 2006, was $1,466,714, or twenty-eight percent (28%) of revenues, as compared to gross profit of $520,529, or thirty two (32%) of revenues, for the quarter ended March 31, 2005.

                               Operating Expenses

Operating expenses for the quarter ended March 31, 2006 were $1,830,384, or thirty-five percent (35%) of revenues, as compared to $804,926, or forty-nine percent (49%) of revenues, for the quarter ended March 31, 2005. The increase in operating expenses in 2006 was primarily attributable to increased cost of general administrative expenses resulting mainly from the acquisition of Nurses Onsite Corp.

                             Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2006 was $18,107, as compared to $(62,267) for the quarter ended March 31, 2005. The increase was from an insurance refund attributed to damage incurred by Hurricane Katrina.

                                    Net Loss

The Company had a net loss of $345,563 for the quarter ended March 31, 2006, compared to a net loss of $346,664 for the quarter ended March 31, 2005. The decreased loss of $1,101 was mainly attributable to higher margins and decreased operating expenses.

Liquidity and Capital Resources

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $345,563 and $346,664 for the three (3) months ended March 31, 2006 and 2005, respectively, and had an accumulated deficit of $7,601,206 at March 31, 2006. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

The Company is at present meeting its current obligations from its monthly cash flows and cash proceeds from the sale of equity securities and debt, which during 2003, 2004, 2005 and to date in 2006 has included cash from operations, investor capital, loans from related parties and from other lenders. However, due to insufficient cash generated from operations, the Company currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. As a result, the Company is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed the Company to meet its obligations in the recent past, there can be no assurances that the Company's present methods of generating cash flow will be sufficient to meet future obligations. Historically, the Company has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that the Company will be able to raise additional capital in this manner.

Cash used in operating activities was ($674,370) for the three (3) months ended March 31, 2006, compared to cash provided of $24,661 for the same period in 2005.

Cash used in investing activities was $(45,157) for the three (3) months ended March 31, 2006, compared to cash used in investing activities of $(11,659) for the same period in 2005. This increase was principally due to the acquisition of additional fixed assets.

Net cash provided by financing activities was $1,738,954 for the three (3) months ended March 31, 2006, compared to $1,525,845 during the same period in 2005. This was mainly due to the funding through Series A convertible preferred shares, convertible debentures and a now-terminated Standby Equity Distribution Agreement with Cornell.

In May 2002, the Company entered into a line of credit agreement with a factor. The loan was fully paid off in June 2005.

On March 11, 2004, the Company entered into a now-terminated Standby Equity Distribution Agreement with Cornell Capital. Under the agreement, the Company was to issue and sell to Cornell Capital common stock for a total purchase price of up to $5,000,000. Cornell Capital received a one-time commitment fee of 750,000 shares of the Company's common stock. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004. This Agreement expired in April 2006. Through March 31, 2006, Medical Staffing had drawn down $2,440,000 under the Standby Equity Distribution Agreement and Medical Staffing has issued 74,744,294 shares of common stock to Cornell Capital. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital on October 18, 2004, and a portion of the $2,000,000 promissory note issued to Cornell Capital on January 5, 2005 as set forth below.

On June 11, 2004, the Company received $1,000,000 in return for a promissory note to Cornell Capital. As of March 31, 2005, the note has been fully paid. The Company terminated the Standby Equity Distribution Agreement on January 11, 2006 together with all related transaction documents thereto.

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

On January 5, 2005, Medical Staffing received $2,000,000 in return for a promissory note issued to Cornell Capital which was subsequently amended on June 7, 2005. On April 26, 2005, Medical Staffing received $500,000 in return for a promissory note issued to Cornell Capital which was amended on June 7, 2005. These promissory notes have terminated pursuant to that Securities Purchase Agreement, dated September 2, 2005, with Cornell Capital.

On June 27, 2005, Medical Staffing entered into a factoring agreement (the "Factoring Agreement") with its wholly-owned subsidiary TeleScience International, Inc. ("TeleScience"), its wholly-owned subsidiary Nurses PRN Acquisition Corp. then "NPRN" and now "Nurses Onsite Corp." and SYSTRAN Financial Service Corporation ("SYSTRAN"), a subsidiary of Textron Financial Corporation ("Textron"), pursuant to which SYSTRAN established a Five Million Dollar ($5,000,000) credit facility (the "Facility") with Medical Staffing in order for Medical Staffing to finance the accounts receivables of TeleScience and Nurses Onsite Corp. The Factoring Agreement shall commence its term on the date Medical Staffing first receives funds pursuant to the Facility, and shall continue through twelve (12) months, with twelve (12) month renewal periods. Medical Staffing shall pay interest on any outstanding balance at the Wells Fargo Bank Prime Rate plus one half of one percent (0.50%), and pay a discount fee of one half of one percent (0.50%) of the face amount of all unbilled invoices and bills purchased by SYSTRAN. SYSTRAN shall have a first and only security interest in all of Medical Staffing's present and future accounts, deposit accounts, chattel paper, contract rights (including insurance contracts and insurance proceeds), general intangibles, choses in action, instruments and documents, whether owned as of the date of the Factoring Agreement or acquired thereafter, and the proceeds of each of the foregoing. Upon the request of Medical Staffing, the Facility shall be reviewed for conversion to a Textron asset-based revolving credit facility. The outstanding balance at March 31, 2006 was $2,707,491.

On July 1, 2005, we completed our Asset Purchase Agreement, whereby Medical Staffing, through its wholly-owned subsidiary Nurses PRN Acquisition Corp. (then "NPRN" and now "Nurses Onsite Corp."), acquired the business of Nurses PRN, LLC. As consideration for the purchased assets, Medical Staffing agreed to issue and deliver 9,500,000 shares of common stock to Nurses PRN, LLC to be delivered to the members of Nurses PRN, LLC and 2,500,000 shares to a creditor. NPRN paid
Nurses PRN, LLC $1,600,000 as a cash consideration and agreed to pay a contingent payment based on NPRN's achievement of certain financial targets which shall not exceed $500,000. Medical Staffing also assumed certain assumed liabilities including: (a) a $365,487 note payable issued to Mr. Jeff Dowling by NPRN; (b) a $250,000 note payable to Mr. Aftabe Adamjee by NPRN and (c) certain general payables as set forth in the Asset Purchase Agreement. We incurred professional costs associated with the Asset Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000. The acquisition has been funded by a promissory note.

Effective August 10, 2005, the Company issued to Cornell Capital a common stock purchase warrant in connection with a commitment for the now-terminated $50,000,000 Standby Equity Distribution Agreement and for Ten United States Dollars ($10.00) and other good a valuable consideration. On December 13, 2006, the Company and Cornell Capital terminated the Warrant.

On September 2, 2005 Medical Staffing entered into a Securities Purchase Agreement with Cornell Capital whereby the Company issued and sold to Cornell Capital up to $2,113,332 of secured convertible debentures (the "Convertible Debenture") which shall be convertible into shares of the Company's common stock. Of this amount, $1,095,428 (comprised of $1,072,164 in principal and $23,264 in accrued interest) has been previously funded pursuant to that certain promissory note dated January 5, 2005, as amended and restated on June 7, 2005, and $517,903 (comprised of $506,904 in principal and $10,999 in accrued interest) has been previously funded pursuant to that certain promissory note dated April 26, 2005, as amended and restated on June 7, 2005. The promissory notes have simultaneously terminated upon the issuance of the Convertible Debenture and an additional $500,000 has also been funded pursuant to Securities Purchase Agreement for a total purchase price of up to $2,113,332. The Convertible Debenture terminated on December 13, 2005 pursuant to that certain Investment Agreement with Cornell Capital.

On December 13, 2005 (the "Transaction Date"), Medical Staffing entered into an Investment Agreement with Cornell Capital pursuant to which the Company issued and sold to Cornell Capital, and Cornell Capital purchased from the Company, Three Million Dollars ($3,000,000) of Series A Preferred shares which shall be convertible into shares of the Company's common stock and which amount shall solely consist of (a) the surrendering of that certain Convertible Debenture held by Cornell Capital as of September 2, 2005 equal to $2,184,201 ($2,113,332 in principal plus $70,869 in accrued interest) and (b) an additional cash amount equal to Eight Hundred Fifteen Thousand Seven Hundred Ninety-Eight Dollars ($815,798), of which Four Hundred Thousand Dollars ($400,000) was funded as of December 13, 2005 and the remaining Four Hundred Fifteen Thousand Seven Hundred and Ninety-Eight Dollars ($415,798) shall be funded two (2) business days prior to the date of the filing of a registration statement with the SEC pursuant to that certain Investor Registration Rights Agreement dated as of the Transaction Date.

The Series A Preferred shares have the designations, preferences and rights set forth in the amended and restated Certificate of Designation as filed with the Secretary of State for the State of Nevada on March 13, 2006. The holders of Series A Preferred shares have the sole right and discretion to elect conversion at any time and from time to time into such number of fully paid and non-assessable shares of common stock equal to the quotient of the Liquidation Amount ($1.00) divided by the Conversion Price, subject to certain adjustments as is more fully set forth in the Certificate of Designation. However, no holder of Series A Preferred shares shall be entitled to convert the Series A Preferred shares to the extent, but only to the extent, that such conversion would, upon giving effect to such conversion, cause the aggregate number of shares of common stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of common stock following such conversion (which provision may be waived by such holder by written notice from such holder to the Company, which notice shall be effective sixty-one (61) days after the date of such notice). The Conversion Price is equal to ninety-five percent (95%) of the lowest volume weighted average of the common stock for the thirty (30) trading days immediately preceding the date of conversion, as quoted by Bloomberg LP. The holders of Series A Preferred shares shall vote with the holders of common stock on an as converted basis as of the time a vote is taken and not as separate classes.

On December 13, 2005, the Company issued to Cornell Capital a common stock purchase warrant (the "December Warrant") whereby Cornell Capital is entitled to purchase from the Company, upon surrender of the December Warrant, Fifteen Million (15,000,000) fully paid and nonassessable shares of our common stock at an exercise price of $0.03 per share (or as subsequently adjusted pursuant to the terms of the December Warrant). The December Warrant has "piggy back" registration rights and expires five (5) years from the date of issuance, on or about December 13, 2010.

Effective January 1, 2006, Dr. L. Carl Jacobsen was appointed to serve as Vice President - General Counsel of the Company. Prior to his appointment, Dr. Jacobsen served as Vice President of Human Resources & Administration for the Company since September 25, 2003. Dr. Jacobsen is presently responsible for all legal matters and he also serves as an advisor to the Board of Directors. Dr. Jacobsen earned his JD degree from Antioch School of Law and his PhD in linguistics from UCLA.

Effective January 1, 2006, Ms. Reeba Magulick has been appointed to serve as Vice President - Corporate Marketing of the Company. Prior to her appointment, Ms. Magulick served as Assistant Vice President, Medical Systems Division for TeleScience and as Vice President of Operations for Nurses Onsite Corp. Ms.
Magulick also performed the function of Investor Relations coordinator with Medical Staffing's shareholders. Prior to joining Medical Staffing in February 2004, Ms. Magulick completed a five (5) year tenure at Ford Motor Company, where she succeeded in driving sales, market share, customer satisfaction and profitability performance within her market area. Ms. Magulick earned her Bachelor of Science degree in Commerce with a Marketing Concentration from the University of Virginia's McIntire School of Commerce and she earned an MBA from the University of Maryland's Robert H. Smith School of Business.

On March 13, 2006, Medical Staffing entered into an Amended and Restated Investment Agreement with Cornell Capital pursuant to which the Company issued and sold to Cornell Capital, and Cornell Capital purchased from the Company, Four Million Four Hundred Thousand Dollars ($4,400,000) of Series A Preferred shares which shall be convertible into shares of the Company's common stock, of which Three Million Dollars ($3,000,000) was previously funded pursuant to that certain Investment Agreement, dated as of December 13, 2005, by and between the Parties and the remaining One Million Four Hundred Thousand Dollars ($1,400,000) was funded on March 13, 2006. The Series A Preferred shares shall be convertible into shares of the Company's common stock, which will be registered pursuant to that certain Amended and Restated Investor Registration Rights Agreement dated as of March 13, 2006.

On March 13, 2006, the Company issued to Cornell Capital four (4) warrants (the "March Warrants") to purchase an aggregate of Eighty Million (80,000,000) shares of the Company's common stock as follows: (i) a warrant to purchase Thirty Million (30,000,000) shares of the Company's Common Stock for a period of five
(5) years at an exercise price of $0.005 per share; (ii) a warrant to purchase Thirty Million (30,000,000) shares of the Company's Common Stock for a period of five (5) years at an exercise price of $0.01 per share; (iii) a warrant to purchase Ten Million (10,000,000) shares of the Company's Common Stock for a period of five (5) years at an exercise price of $0.015 per share; and (iv) a warrant to purchase Ten Million (10,000,000) shares of the Company's common stock for a period of five (5) years at an exercise price of $0.02 per share.
The shares of the Company's common stock issuable upon exercise of the March Warrants shall have "piggy-back" and demand registration rights and expire five
(5) years from the date of issuance, on or about March 14, 2011.

On March 13, 2006, the Company and Cornell Capital entered into a Termination Agreement pursuant to which the parties terminated that certain Escrow Agreement, dated December 13, 2005, by and among the Parties and David Gonzalez, Esq., as escrow agent.

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

Plan Of Operations

Medical Staffing (through our wholly-owned subsidiary, Nurses Onsite Corp.) provides:

      o long-term per diem staffing of nurses (RNs, LPNs, CNAs and RTs) to provider hospitals in Virginia, Maryland, D.C., Florida, Texas, Nevada, Arizona, Louisiana, Georgia and California.

Medical Staffing (through our wholly-owned subsidiary, TeleScience) provides:

      o medical staffing services to government facilities. The contracts for these services are typically awarded to the provider deemed most capable by the various government branches involved and usually last for a year or more.

Management Strategy

Medical Staffing's management has taken several initiatives to grow and expand its current businesses of medical staffing services.

Management's Strategic Plan for Future Growth & Expansion

The  Management's  strategic  plan for future growth and expansion is threefold:
(1) continue to expand its medical services into the private sector; (2) enhance recruitment; and (3) acquire suitable companies.

Expansion of Medical Services into the Private Sector. This expansion will provide long-term part-time staffing of registered nurses and licensed professional nurses to private health care facilities in Virginia, Maryland and Washington, D.C., as well as parts of Pennsylvania. Examples of such facilities are hospitals, nursing homes, private clinics, and assisted living centers. This expansion has been accelerated by our acquisition of Nurses PRN, LLC (hereinafter "Nurses Onsite Corp.") which was completed on July 1, 2005. Over the next twelve (12) months Nurses Onsite Corp. plans to establish operations in several additional states and additional locales within the states in which it operates.

Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional-level staff for medical contracts. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing has also significantly increased its number of contracts with private non-government clients. The long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially registered nurses in the United States. Subsequent to our acquisition of Nurses Onsite Corp., the Company opened a national recruiting office and is also recruiting through the Nurses Onsite Corp. office.

Overseas Recruiting of Registered Nurses. One of the largest shortages in terms of vacancies and intractability of recruiting domestic personnel exists in the nursing profession. This profession, historically dominated by women, is experiencing nurse shortages that are closely related to the opening of many alternative career fields to a younger generation of women. This situation is unlikely to change, leading to the intractability of attracting a large number of American women into nursing. Medical Staffing perceives an opportunity in this situation, which can provide business expansion for many years. It is Medical Staffing's plan to aggressively recruit nurses from suitable countries overseas over the next few years. MSSI is currently in the process of searching for a suitable overseas partner that would provide the sourcing screening and training of foreign nurses for placement at one of our client facilities.

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

Growth in Virtual Markets

The Company has successfully established contracts in four markets where it does not have offices. These virtual markets are San Antonio (TX), Atlantic City
(NJ), Richmond (VA) and Floyd (GA). The Company has deployed its recruiting resources into these markets to generate sufficient applicant activity. We are optimistic regarding our future growth in virtual markets as they do not require the typical initial investment necessary to establish a physical presence. The company plans to continue expansion into these markets by bolstering its recruitment team through its centralized model.

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

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations". This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standard No. 123 (Revised 2004), Shared-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transaction within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management in assessing of compensation cost in the financial statements. Management has assessed the implications of this revised standard, and has determined that it did not materially impact the Company's results of operations in the first quarter of fiscal year 2006.

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

In March 2005, the FASB issued Statement of financial Accounting Standards Interpretation Number 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligation." FIN 47 provides clarification regarding the meaning of the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations." Fin 47 is effective for the year ended December 31, 2005. The implementation of this standard did not have a material impact on its financial position, results of operation or cash flows.

In May 2005, the FASB issued FAS 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The Provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of new method. FAS 154 is effective for all changes in an accounting principle made in fiscal years beginning after December 15, 2005. The Company plans to adopt FAS 154 beginning January 1, 2006. Because FAS 154 is directly dependent upon future events, the Company cannot determine what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting (FAS) No. 155, Accounting for Certain Hybrid Financial Instruments. FAS No 155 replaces FAS No 133 Accounting for Derivative Instruments and Hedging Activities, and FAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FAS No. 155 resolves issues in Statement 133 Implementation Issue No. DI, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,", This statement will be effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins September 15, 2006. The Company is currently analyzing whether this new standard will have impact on its financial position and results of operations.

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

Medical Staffing Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended March 31, 2006 and the quarter ended March 31, 2005, we incurred losses of $345,563 and $346,664, respectively. Our accumulated deficit was $7,601,206 for the quarter ended March 31, 2006, and $5,775,193 for the quarter ended March 31, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.

We Have Been The Subject Of A Going Concern Opinion For March 31, 2006 and March 31, 2005, From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2005 and December 31, 2004, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve (12) months with the cash currently on hand, anticipated from our operations and from the sale of the securities, such as preferred series A stock. We believe that we will need to obtain approximately $2 million in additional debt or equity capital from one (1) or more sources to fund operations for the next twelve (12) months. These funds are expected to be obtained from the sale of securities.

We Have Been Subject To A Working Capital Deficit Which Means That Our Current Assets Are Not Sufficient To Satisfy Our Current Liabilities And, Therefore Our Abilities To Continue Operations Is At Risk.

We have had a working capital deficit in the past, which means that our current liabilities have exceeded our current assets. However, the company realized a positive working capital of $488,110 at March 31, 2006, as compared to a negative working capital of $240,183 at March 31, 2005.

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

In addition, the significant downward pressure on the price of the common stock as Cornell Capital sells material amounts of common stock could further encourage short sales by third parties. This could place further downward pressure on the price of our common stock.

Our Common Stock Is Deemed To Be "Penny Stock", Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

o     With a price of less than $5.00 per share;

o     That are not traded on a "recognized" national exchange;

o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three (3) years) or $10 million (if in continuous operation for less than three (3) years), or with average revenues of less than $6.0 million for the last three (3) years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

We Could Fail To Attract Or Retain Key Personnel, Which Could Be Detrimental To Our Operations

Our success largely depends on the efforts and abilities of key executives, including Dr. Brajnandan B. Sahay, our Chairman of the Board, President, Chief Executive Officer and Acting Principal Financial Officer and Mr. Robert Murphy, our Chief Operating Officer. The loss of the services of Dr. Sahay or Mr. Murphy could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Dr. Sahay or Mr. Murphy. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer/Chief Financial Officer has concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.

Bagell, Josephs, Levine and Company, LLC, our independent registered public accounting firm, has advised management and the Board of Directors that it had identified the following material weaknesses in our internal controls:

A material weakness exists as of March 31, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of March 31, 2006, in controls over closing procedures due to a number of adjustments made at the end of the three-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than indicated above, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

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

In 2003, the Company believed it had settled a claim by the Plaintiff who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of Company's common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Company maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a verdict in favor of TeleScience, and at that time, the Plaintiff moved the Court to set aside the jury verdict. The motion was set for oral argument for December 16, 2005, and on February 16, 2006 the Court ruled in favor of the Plaintiff. TeleScience intends to vigorously pursue an appeal.

As a result of the latest decision in this matter, the Company has placed the net proceeds obtained in the revised Investment Agreement in the amount of $1,250,000 in escrow with the Fairfax County Circuit Court of Appeal. The proceeds will be held in escrow until adjudication of the matter with the Court of Appeals.

In the event that the Company is successful in its appeal process, Cornell Capital has the option to redeem the 1,400,000 shares of Series A preferred stock in exchange for the proceeds previously received.

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

ITEM 2. CHANGES IN SECURITIES

On January 30, 2006, a convertible Series A preferred shareholder notified the Company of their intent to convert 50,000 shares of Series A preferred stock into common stock, as outlined in the investment agreement. The Series A preferred shares were converted at a price $0.0217, which translated into 2,304,147 shares common stock. There were no other transactions involving common stock in the quarter ended March 31, 2006.

In connection with the conversion of the Series A preferred stock, total outstanding preferred shares were decreased by 50,000 shares.

In January 2006, the Company incurred additional financing fees valued at $160,000. The Company charged the financing fees and associated legal fees against paid-in-capital in connection with the equity financing agreement.

On March 13, 2006, the Company amended and restated its agreement with Cornell Capital to increase the amount of Series A preferred shares to 4,400,000. The additional funds of $1,400,000 were advanced on that date. In addition, the Company issued to Cornell Capital four (4) additional March Warrants to purchase an aggregate of 80,000,000 shares of the Company's common stock as follows; (i) 30,000,000 shares at an exercise price of $0.005 per share, (ii) 30,000,000 shares at an exercise price of $0.01 per share, (iii) 10,000,000 shares at an exercise price of $0.015 per share and (iv) 10,000,000 shares at an exercise price of $0.02 per share. All of the March Warrants expire five (5) years after the date of issuance.

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

3.3     Certificate of Amendment to Articles of         Incorporated by reference to Exhibit 3 to the Company's Annual Report on
        Incorporation                                   Form 10-KSB as filed with the United States Securities and Exchange
                                                        Commission on March 27, 2003

3.4     Certificate of Amendment to Articles of         Incorporated by reference to Exhibit 3 to the Company's Annual Report on
        Incorporation                                   Form 10-KSB as filed with the United States Securities and Exchange
                                                        Commission on March 27, 2003

4.1     Certificate of Designation of Series A          Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K as filed
        Preferred Stock, as filed with the Secretary    with the SEC on January 18, 2006
        of State of the State of Nevada on December
        16, 2005

4.2     Amended and Restated Certificate of             Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed
        Designation  of Series A Preferred Stock        with the SEC on March 17, 2006
        as filed  with the Secretary of State for
        the State of Nevada on March 13, 2006

10.1    Sublease Agreement dated December 23, 2002 by   Incorporated by reference to Exhibit 10.1 to the Company's Annual Report
        and among InterAmerica Technologies, Inc.,      on Form 10-KSB as filed with the United States Securities and Exchange
        Kemron Environmental Services and Telescience   Commission on April 9, 2004
        International, Inc.

10.2    Promissory Note in the principal amount of      Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on
        $875,920 made by the Company in favor of Dr.    Form 10-KSB as filed with the United States Securities and Exchange
        B.B. Sahay                                      Commission on April 9, 2004

10.3    Memorandum of Understanding dated March 10,     Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on
        2004, by and between Silver Star                Form 10-KSB as filed with the United States Securities and Exchange
        Technologies, Inc. and TeleScience              Commission on April 9, 2004
        International, Inc.

10.4    Memorandum of Understanding by and between      Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on
        Telescience International, Inc. and             Form 10-KSB as filed with the United States Securities and Exchange
        Chesapeake Government Technologies, Inc.        Commission on April 9, 2004

10.5    Proposal dated January 7, 2004 from             Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on
        Professional Nursing Resources, Inc. to         Form 10-KSB as filed with the United States Securities and Exchange
        Telescience International, Inc.                 Commission on April 9, 2004

10.6    Renewal Agreement dated February 5, 2004,       Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on
        from Commonwealth of Pennsylvania to            Form 10-KSB as filed with the United States Securities and Exchange
        Telescience International, Inc. regarding       Commission on April 9, 2004
        Contract 2550-09 Personal Protection
        Equipment PPE

10.7    Memorandum of Understanding dated February      Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on
        23, 2004, to Mobile Healthcare Solutions,       Form 10-KSB as filed with the United States Securities and Exchange
        Inc. from Telescience International, Inc.       Commission on April 9, 2004

10.8    Master Contract dated April 1, 2004, by and     Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on
        between Telescience International, Inc. and     Form 10-KSB as filed with the United States Securities and Exchange
        State of California Department of Corrections   Commission on April 9, 2004

10.9    Memorandum dated March 26, 2003 regarding       Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on
        Branch Office Location                          Form 10-KSB as filed with the United States Securities and Exchange
                                                        Commission on April 9, 2004

10.10   $1,000,000 Promissory Note issued to Cornell    Incorporated by reference to Exhibit 10.18 to Medical Staffing's Annual
        Capital Partners, LP by Medical Staffing on     Report on Form 10-KSB as filed with the United States Securities and
        June 8, 2004                                    Exchange Commission on March 31, 2005

10.11   $315,000 Promissory Note issued to Cornell      Incorporated by reference to Exhibit 10.19 to Medical Staffing's Annual
        Capital Partners, LP by Medical Staffing on     Report on Form 10-KSB as filed with the United States Securities and
        October 6, 2004                                 Exchange Commission on March 31, 2005

10.12   Amended and Restated Promissory Note issued     Incorporated by reference to Exhibit 10.25 to Medical Staffing's Amended
        to Cornell Capital Partners, LP by Medical      Form SB-2 as filed with the United States Securities and Exchange Commission
        Staffing on January 5, 2005 and amended on      on August 5, 2005
        June 7, 2005

                                      II-3

10.13   Employment Agreement between Medical Staffing   Incorporated by reference to Exhibit 10.21 to Medical Staffing's Annual
        and Brajnandan B. Sahay dated January 1, 2005   Report on Form 10-KSB as filed with the United States Securities and
                                                        Exchange Commission on March 31, 2005

10.14   Contract dated December 6, 2004, by and         Incorporated by reference to Exhibit 10.22 to Medical Staffing's Annual
        between Telescience International, Inc. and     Report on Form 10-KSB as filed with the United States Securities and
        State of California Department of Corrections   Exchange Commission on March 31, 2005

10.15   Master Contract dated December 19, 2004, by     Incorporated by reference to Exhibit 10.23 to Medical Staffing's Annual
        and  between Telescience International, Inc.    Report on Form 10-KSB as filed with the United States Securities and
        and State of California Department of           Exchange Commission on March 31, 2005
        Corrections

10.16   90 Days Consulting Services Contract            Incorporated by reference to 5.1 to Medical Staffing's Form SB-2 as filed with the United States Securities and Exchange Commission on April 13, 2005

10.17   Amended and Restated Promissory Note issued     Incorporated by reference to Exhibit 10.25 to Medical Staffing's Amended
        to Cornell Capital Partners, LP by Medical      Form SB-2 as filed with the United States Securities and Exchange Commission
        Staffing on April 26, 2005 and amended on       on August 5, 2005
        June 7, 2005

10.18   SYSTRAN Financial Services Corporation          Incorporated by reference to Exhibit 99.1 to Medical Staffing's Form 8-K as
        Factoring Agreement, dated as of October 31,    filed with the United States Securities and Exchange Commission on
        2005, by and between Medical Staffing           July 14, 2005
        Solutions, Inc., TeleScience International,
        Inc., Nurses PRN Acquisition Corp. and
        SYSTRAN Financial Service Corporation

10.19   Form of Addendum to the SYSTRAN Financial       Incorporated by reference to Exhibit 99.2 to Medical Staffing's Form 8-K as
        Services Corporation Factoring Agreement        filed with the United States Securities and Exchange Commission on
                                                        July 14, 2005

10.20   Form of Continuing Guaranty                     Incorporated by reference to Exhibit 99.3 to Medical Staffing's Form 8-K as filed with the United States Securities and Exchange Commission on
                                                        July 14, 2005

10.21   Form of Letter to SYSTRAN Credit and            Incorporated by reference to Exhibit 99.4 to Medical Staffing's Form 8-K as
        Operations Departments                          filed with the United States Securities and Exchange Commission on
                                                        July 14, 2005

10.22   Securities Purchase Agreement, dated            Incorporated by reference to Exhibit 99.1 to Medical Staffing's Form 8-K as
        September 2, 2005, by and between Medical       filed with the United States Securities and Exchange Commission on
        Staffing Solutions, Inc. and Cornell Capital    October 3, 2005
        Partners, LP

10.23   Secured Convertible Debenture, dated            Incorporated by reference to Exhibit 99.2 to Medical Staffing's Form 8-K as
        September 2, 2005, issued by Medical Staffing   filed with the United States Securities and Exchange Commission on
        Solutions, Inc. to Cornell Capital Partners,    October 3, 2005
        LP

10.24   Investor Registration Rights Agreement, dated   Incorporated by reference to Exhibit 99.3 to Medical Staffing's Form 8-K as
        September 2, 2005, by and between Medical       filed with the United States  Securities and Exchange Commission on
        Staffing Solutions, Inc. and Cornell Capital    October 3, 2005
        Partners, LP Incorporated by reference to
        Exhibit 99.3 to Medical Staffing's Form 8-K
        as filed with the United States Securities
        and Exchange Commission on October 3, 2005

10.25   Escrow Agreement, dated September 2, 2005, by   Incorporated by reference to Exhibit 99.4 to Medical Staffing's Form 8-K as
        and between Medical Staffing Solutions, Inc.,   filed with the United States Securities and Exchange Commission on
        Cornell Capital Partners, LP and David          October 3, 2005
        Gonzalez, Esq., as  Escrow Agent

10.26   Security Agreement, dated September 2, 2005,    Incorporated by reference to Exhibit 99.5 to Medical Staffing's Form 8-K as
        by and between Medical Staffing Solutions,      filed with the United States Securities and Exchange Commission on
        Inc. and Cornell Capital Partners, LP           October 3, 2005

10.27   Irrevocable Transfer Agent Instructions,        Incorporated by reference to Exhibit 99.6 to Medical Staffing's Form 8-K as
        dated September 2, 2005                         filed with the United States Securities and Exchange Commission on
                                                        October 3, 2005

10.28   Warrant, effective August 10, 2005, issued by   Incorporated by reference to Exhibit 99.7 to Medical Staffing's Form 8-K as
        Medical Staffing Solutions, Inc. to Cornell     filed with the United States Securities and Exchange Commission on
        Capital Partners, LP                            October 3, 2005

10.29   Investment Agreement, dated December 13,        Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as filed
        2005, by and between Medical Staffing           with the SEC on January 18, 2006
        Solutions, Inc. and Cornell Capital Partners,
        LP

10.30   Investor Registration Rights Agreement, dated   Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as filed
        December 13, 2005, by and between Medical       with the SEC on January 18, 2006
        Staffing Solutions, Inc. and Cornell Capital
        Partners, LP

10.31   Escrow Agreement, dated December 13, 2005, by   Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as filed
        and among Medical Staffing Solutions, Inc.,     with the SEC on January 18, 2006
        Cornell Capital Partners, LP and David
        Gonzalez, Esq. as Escrow Agent

10.32   Irrevocable Transfer Agent Instructions,        Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as filed
        dated December 13, 2005, by and among Medical   with the SEC on January 18, 2006
        Staffing Solutions, Inc., David Gonzalez,
        Esq. and Holladay Stock Transfer, Inc.

10.33   Warrant, dated December 13, 2005, issued by     Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K as filed
        Medical Staffing Solutions, Inc. to Cornell     with the SEC on January 18, 2006
        Capital Partners, LP

10.34   Amended and Restated Investment Agreement,      Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed
        dated March 13, 2006, by and between Medical    with the SEC on March 17, 2006
        Staffing Solutions, Inc. and Cornell Capital
        Partners, LP

10.35   Amended and Restated Investor Registration      Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed
        Rights Agreement, dated March 13, 2006, by      with the SEC on March 17, 2006
        and between Medical Staffing Solutions, Inc.
        and Cornell Capital Partners, LP

10.36   Irrevocable Transfer Agent Instructions,        Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed
        dated March 13, 2006, by and among Medical      with the SEC on March 17, 2006
        Staffing Solutions, Inc., David Gonzalez,
        Esq. and Holladay Stock Transfer, Inc.

10.37   Warrant CCP 2, dated March 13, 2006, issued     Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed
        by Medical Staffing Solutions, Inc. to          with the SEC on March 17, 2006
        Cornell Capital Partners, LP

10.38   Warrant CCP 3, dated March 13, 2006, issued     Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed
        by Medical Staffing Solutions, Inc. to          with the SEC on March 17, 2006
        Cornell Capital Partners, LP

10.39   Warrant CCP 4, dated March 13, 2006, issued     Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed
        by Medical Staffing Solutions, Inc. to          with the SEC on March 17, 2006
        Cornell Capital Partners, LP

10.40   Warrant CCP 5 dated March 13, 2006, issued by   Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed
        Medical Staffing Solutions, Inc. to Cornell     with the SEC on March 17, 2006
        Capital Partners, LP

10.41   Termination Agreement dated March 13, 2006,     Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed
        by and among Medical Staffing Solutions,        with the SEC on March 17, 2006
        inc., Cornell Capital Partners, LP and David
        Gonzalez, Esq.

14.1    Code of Ethics                                  Incorporated by reference to Exhibit 14.1 to the Company's Annual Report on
                                                        Form 10-KSB as filed with the SEC on April 9, 2004

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

99.1    Final Order, dated February 16, 2006, in the    Incorporated by reference to Exhibit 99.1 to the Company's Current Report on
        matter of Azmat Ali v. TeleScience              Form 8-K as filed with the SEC on March 6, 2006
        International, Inc., et al. (At Law No.
        218574) in the Circuit Court of Fairfax
        County, Virginia

99.2    Opinion Letter, dated February 16, 2006, in     Incorporated by reference to Exhibit 99.2 to the Company's Current Report on
        the matter of Azmat  Ali v. TeleScience         Form 8-K as filed with the SEC on March 6, 2006
        International, Inc., et al. (At Law No.
        288574) in the Circuit Court of Fairfax
        County, Virginia

(B) Current Reports on Form 8-K Filed During the Quarter Ended March 31, 2006:

On January 18, 2006, the Company filed a Current Report on Form 8-K with the SEC disclosing that it had (a) entered into an Investment Agreement with Cornell Capital, (b) issued the December Warrant to Cornell Capital, (c) appointed Dr. Jacobsen as General Counsel to the Company and Ms. Magulick as Vice President - Corporate Marketing and (d) terminated its Standby Equity Distribution Agreement with Cornell Capital.

On March 6, 2006, the Company filed a Current Report on Form 8-K with the SEC disclosing that the Circuit Court of Fairfax County, Virginia entered a Final Order on February 16, 2006 against TeleScience, Dr. Sahay and Mrs. Rupa Sahay in the matter Azmat Ali v. TeleScience International, Inc., et al. (At Law No. 218574).

On March 17, 2006 the Company filed a Current Report on Form 8-K with the SEC disclosing that it had (a) entered into an Amended and Restated Investment Agreement with Cornell Capital, (c) issued four (4) March Warrants to Cornell Capital and (c) terminated an Escrow Agreement with Cornell Capital and David Gonzalez, Esq., as escrow agent.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Medical Staffing has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized May 22, 2006, as amended.

May 22, 2006              MEDICAL STAFFING SOLUTIONS, INC.

                          By:    /s/ Brajnandan B. Sahay
                                 -----------------------------------------------
                          Name:  Brajnandan B. Sahay,
                          Title: President, Chief Executive Officer and Director