Form 10QSB
period 2006-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2006-08-21
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
                             Act of 1934, as amended

                  For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                               OUTSTANDING SHARES

                        CLASS             August 21, 2006
                        -----             ---------------
                        Common Stock      180,425,995

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              INDEX TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                            PAGE
                                                                            ----
Balance Sheet as of June 30, 2006 (Unaudited)............................      2

Statements of Operations for the six (6)
  months ended June 30, 2006 and 2005 (Unaudited)........................      3

Statements of Cash Flows for the six (6) months ended June 30, 2006
  and 2005 (Unaudited)...................................................      4

Notes to Financial Statements (Unaudited)................................      6

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  JUNE 30, 2006

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $    65,184
  Accounts receivable, net                                            3,425,725
  Due from related parties                                               69,305
  Prepaid expenses                                                       38,953
                                                                    -----------
    Total Current Assets                                              3,599,167
                                                                    -----------
  Fixed assets, net                                                     118,447
  Goodwill                                                            2,528,010
  Deposits                                                            1,297,730
                                                                    -----------
TOTAL ASSETS                                                        $ 7,543,354
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current Liabilities:
  Notes payable, current portion                                    $   400,000
  Loan payable - factoring agent                                      2,375,389
  Accounts payable and accrued expenses                               2,234,127
  Lawsuit contingency                                                 1,128,734
                                                                    -----------
    Total Current Liabilities                                         6,138,250
Long-term Liabilities:
  Note payable, net of current                                           10,309
  Loan payable - Officer                                                 95,500
                                                                    -----------
    Total Liabilities                                                 6,244,059
                                                                    -----------

STOCKHOLDERS' EQUITY
  Preferred Stock, $0.001 Par Value; 30,000,000 shares authorized,
    4,400,000 shares designated Series A Convertible, $1 stated
    value, 4,400,000 shares issued 4,315,000 outstanding at
    June 30, 2006                                                         4,315
  Common Stock, $0.001 Par Value; 300,000,000 shares authorized
    178,773,102 shares issued and outstanding at June 30, 2006          178,773
  Discount on preferred Series A stock                               (1,400,000)
  Additional Paid-in-Capital                                         10,199,171
  Additional Paid-in-Capital - Warrants                               1,142,686
  Additional paid-in-Capital - Beneficial conversion                    537,600
  (Accumulated Deficit)                                              (9,363,250)
                                                                    -----------
    Total Stockholders' Equity                                        1,299,295
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 7,543,354
                                                                    ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                              SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                        ---------------------------   ---------------------------
                                                            2006           2005           2006           2005
                                                        ------------   ------------   ------------   ------------
OPERATING REVENUES
  Revenue                                               $ 10,171,621   $  2,859,076   $  4,989,308   $  1,212,986
COST OF SALES                                              7,239,471      1,959,864      3,523,872        834,303
                                                        ------------   ------------   ------------   ------------
GROSS PROFIT                                               2,932,150        899,212      1,465,436        378,683
                                                        ------------   ------------   ------------   ------------
OPERATING EXPENSES
  Administrative payroll, benefits and overhead costs      2,500,225        907,409      1,328,729        389,143
  General and administrative expenses                      1,337,401        481,160        683,515        213,211
  Depreciation and amortization                               18,727         37,422          9,379         18,711
                                                        ------------   ------------   ------------   ------------
    Total Operating Expenses                               3,856,353      1,425,991      2,021,623        621,065
                                                        ------------   ------------   ------------   ------------
(LOSS) BEFORE OTHER INCOME (EXPENSES)                       (924,203)      (526,779)      (556,187)      (242,382)
                                                        ------------   ------------   ------------   ------------
OTHER INCOME (EXPENSES)
  Other income                                                98,066             --         12,756             --
  Interest income                                                 --         10,314             --          5,196
  Legal settlement                                          (851,875)            --             --             --
  Beneficial interest expense                                 (4,341)            --         (4,341)            --
  Interest expense                                          (425,254)      (149,063)      (358,231)       (81,678)
                                                        ------------   ------------   ------------   ------------
    Total Other Income (Expenses)                         (1,183,404)      (138,749)      (349,816)       (76,482)
                                                        ------------   ------------   ------------   ------------
NET (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                      $ (2,107,607)  $   (665,528)  $   (906,003)  $   (318,864)
Provision for Income Taxes                                        --             --             --             --
                                                        ------------   ------------   ------------   ------------
NET (LOSS) APPLICABLE TO COMMON SHARES                  $ (2,107,607)  $   (665,528)  $   (906,003)  $   (318,864)
                                                        ============   ============   ============   ============
NET (LOSS) PER BASIC AND DILUTED SHARES                 $      (0.01)  $      (0.00)  $      (0.01)  $      (0.00)
                                                        ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     177,578,077    149,722,241    178,332,397    164,873,134
                                                        ============   ============   ============   ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

                                                           2006         2005
                                                       -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                           $(2,107,607) $  (665,528)
                                                       -----------  -----------
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities
    Increase in allowance for doubtful accounts             40,182           --
    Depreciation and amortization                           18,727       37,422
    Common stock issued for interest payments                   --       62,142
    Beneficial conversion expense                            4,341           --
  Changes in assets and liabilities
    Decrease in accounts receivable                        317,818      446,237
    (Increase) in accounts receivable - other                   --       (9,100)
    Decrease in prepaid expenses                            58,974       14,592
    (Increase) in deposits                              (1,247,730)  (1,598,000)
    Increase (decrease) in accounts payable and
      and accrued expenses                                 229,143      (81,759)
    Increase in legal settlement                         1,128,734           --
                                                       -----------  -----------
    Total adjustments                                      550,189   (1,128,466)
                                                       -----------  -----------
    Net cash (used in) operating activities             (1,557,418)  (1,793,994)
                                                       -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                     (19,800)          --
                                                       -----------  -----------
  Notes payable, current portion                            400000
                                                       -----------  -----------
    Net cash (used in) investing activities                (19,800)          --
                                                       -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Common stock issuance for cash - net of expenses              --    1,116,738
  Preferred stock issuances for cash                     1,400,000           --
  Issuance costs deducted from equity                     (191,580)          --
  Cash contributions from subscription receivable          415,799           --
  Proceeds from promissory note - SEDA                          --    1,214,068
  Net payments from loan payable - officer/litigation
    settlement payable                                          --      (15,000)
  (Increase) in amounts due related parties                (22,564)     (21,659)
  Net reduction in notes payable                          (255,751)    (517,819)
                                                       -----------  -----------
      Net cash provided by financing activities          1,345,904    1,776,328
                                                       -----------  -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS               (231,314)     (17,666)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            296,498       28,348
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD              $    65,184  $    10,682
                                                       ===========  ===========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005 (CONTINUED)

                                                    2006       2005
                                                  --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
CASH PAID DURING THE PERIOD FOR:
  Interest expense                                $140,109   $131,904
                                                  ========   ========
  Income taxes                                    $     --   $     --
                                                  ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Common stock issued for loan commitment fees    $     --   $160,000
                                                  ========   ========
  Common stock issued for interest payment        $     --   $ 62,142
                                                  ========   ========

During the six months ended June 30, 2006, 85,000 shares of preferred stock were converted to common stock in accordance with an investment agreement (see note
13). Fifty thousand shares were converted to 2,304,147 shares of common stock at a conversion price of $.0217 on January 30, 2006. Thirty-five thousand shares were converted to 1,215,278 shares of common stock at a conversion price of $.0288 on May 4, 2006.

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

      Medical Staffing Solutions, Inc. (the "Company") ("MSSI"), was incorporated in the State of Nevada on June 21, 2001. The Company had no revenues or operations and was considered a development stage company until September 26, 2003 when they entered into a reverse merger with TeleScience International, Inc. Prior to the transaction, MSSI had 10,499,333 shares of common stock. Upon the merger, MSSI cancelled 9,953,333 of these shares and issued 2,200,000 shares to acquire TeleScience for 100% of the outstanding stock of TeleScience.

      For accounting purposes, the transaction was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, TeleScience will be treated as the continuing entity for accounting purposes, and the condensed consolidated financial statements presented herein are those of TeleScience.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

      On September 29, 2003, the Board of Directors approved a 14-for-1 stock split, increasing the outstanding shares of the Company to 41,200,005, including 667 fractional shares (10,005 shares after the 14:1 split). As of June 30, 2006, the Company had 178,773,102 shares of common stock issued and outstanding.

      The Company is a provider of medical personnel to state and federal government agencies and private hospitals. The Company's business plan anticipates diversification into building up a technology division, which includes developing a Homeland Security subdivision. The Company has expensed some start-up costs relating to this in the past year.

      The Company entered into an asset purchase agreement on June 16, 2005 with Nurses PRN Acquisition Group. Nurses PRN Acquisition Group had purchased the assets of Nurses PRN, LLC, a Florida limited liability company. The Company closed on this transaction on July 1, 2005. The purchase price was $1,600,000 in cash, 9,500,000 shares of the Company's common stock valued at $285,000, and the assumption of liabilities in the amount of $363,406.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

      The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2006, the Company had no deposits in excess of the insured limits.

      Fixed Assets

      Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Advertising

      Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $16,742 and $21,520 for the six months ended June 30, 2006 and 2005, respectively.

      Fair Value of Financial Instruments

      The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      (Loss) Per Share of Common Stock (Continued)

      The following is a reconciliation of the computation for basic and diluted
      EPS:

                                                         June 30,        June 30,
                                                           2006            2005
                                                       ------------   ------------
Net Loss                                               $ (2,107,607)  $   (665,528)
Weighted-average common shares
  outstanding (basic)                                   177,578,077    149,722,241
Weighted-average common stock equivalents:
  Stock options and warrants                                      0              0
                                                       ------------   ------------
Weighted-average common shares outstanding (diluted)    177,578,077    149,722,241
                                                       ============   ============

      Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. As of June 30, 2006 there were no options available. However, there were 95,000,000 freestanding warrants, and approximately 116,480,600 common shares available for conversion in association with the convertible preferred Series A stock.

      Reclassifications

      Certain amounts for the six months ended June 30, 2005 have been reclassified to conform to the presentation of the June 30, 2006 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2005.

      Recent Accounting Pronouncements

      In December, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
      2004), Share-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transactions within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

      In December, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

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

      In May 2005, the FASB issued FAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 changes the requirements with regard to the accounting for and reporting a change in an accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods presented in financial statements for all voluntary changes in an accounting principle and changes required by the adoption of a new accounting pronouncement in the unusual instance that the new pronouncement does not indicate a specific transition method. FAS 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all changes in an accounting principles made in fiscal years beginning after December 15, 2005. The Company has adopted FAS 154 beginning January 1, 2006. Because FAS 154 is directly dependent upon future events, the Company has not determined what effect, if any, the expected adoption of FAS 154 will have on its financial condition, results of operations or cash flows.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

      In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale ortrading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Recent Accounting Pronouncements (Continued)

      Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position, results of operations and cash flows.

NOTE 3 - ACCOUNTS RECEIVABLE

      The Company's revenues are derived from private hospitals and government contracts with various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At June 30, 2006, the Company has $3,550,140 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $124,415 at June 30, 2006.

      The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 4 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at June 30, 2006:

Furniture, fixtures and equipment   $299,265
Less: accumulated depreciation       180,818
                                    --------
Net book value                      $118,447
                                    ========

      Depreciation expense for the six months ended June 30, 2006 and 2005 was $18,727 and $37,422, respectively.

NOTE 5 - DEPOSITS

      The Company has deposits with various entities for security purposes. The balance of these deposits at June 30, 2006 was $47,730.

      The Company was required to place into escrow $1,250,000, pending adjudication of an appeal (see note 15).

NOTE 6 - GOODWILL

      In the acquisition of Nurses, PRN, the Company recorded goodwill in the amount of $2,528,010. The Company has performed an analysis of the account and has determined that no impairment is necessary at June 30, 2006.

NOTE 7 - DUE FROM RELATED PARTIES

      The Company has outstanding at June 30, 2006, $69,305 from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are reflected in the condensed consolidated balance sheet as current assets.

NOTE 8 - LINE OF CREDIT

      In July 2005, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00% (9.25% at June 30, 2006). The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at June 30, 2006 was $2,375,389. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

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

      At June 30, 2006 and 2005, deferred tax assets approximated the following:

                                          2006          2005
                                      -----------   -----------
Deferred tax assets                   $ 3,374,000   $ 1,828,000
Less: valuation allowances             (3,374,000)   (1,828,000)
                                      -----------   -----------
Net deferred tax assets               $        --   $        --
                                      ===========   ===========

      At June 30, 2006 and 2005, the Company had accumulated deficits in the amounts $9,363,000 and $6,094,000, respectively, available to offset future taxable income through 2025. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10 - LOAN PAYABLE - OFFICER

      The Company was party to a claim in which an individual was seeking damages under an agreement into which the Company entered in 2002. The Company eventually settled this claim, and consequently recorded a liability for the settled amount of $1,092,156, which included attorney's fees. The payout of this settlement was to be over forty-two months in semi-monthly installments of $12,500 commencing February 2003. The settlement accrued interest at 12% upon any default of the agreement. As part of this agreement the individual can seek no further damages against the Company.

      The Company paid $216,236 of this amount, and then in November 2003, the President of the Company, in a private stock transaction, signed over personal shares of common stock of the Company in consideration of the remainder of the liability. The Company recorded a loan payable to the President for the balance of the unpaid liability, $875,920. The Company has since paid down some of this liability and the total outstanding at June 30, 2006 is $88,528. The officer advanced an additional $6,972. At June 30, 2006, the total loan payable due the officer is $ 95,500.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company had established a 401(k) Plan for its employees and agreed to match a portion of the contribution. Effective January 1, 2004, the Company discontinued its matching portion of the contribution.

      Rent expense was $155,056 and $28,810 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 12 - NOTE PAYABLE

      In connection with the acquisition of Nurses PRN on July 1, 2005, the Company assumed a note payable with Jeffrey Dowling in the amount of $365,487. In addition, the Company assumed a note payable with Aftabe Adamjee in the amount of $250,000. The note payable to Jeff Dowling is payable in 26 monthly installments with a 9% interest rate. The note payable to Aftabe Adamjee is payable in two installments. The Company anticipates making full payment in 2006. The balances on these notes at June 30, 2006 were $160,309 and $250,000, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY

      The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 300,000,000 shares authorized.

      The Company has 178,773,102 common shares issued and outstanding and 4,400,000 shares of Series A convertible preferred stock issued and 4,315,000 outstanding as of June 30, 2006.

      On December 13, 2005, the Company issued 3,000,000 shares of Series A convertible preferred stock. The stock was issued in three parts; the first installment was consummated when the Company issued 2,184,201 shares in payment of a promissory note held by Cornell Capital Partners LP ("Cornell"). The debt was in the amount of $2,113,332 plus accrued interest of $70,869. The second installment was for 400,000 shares in the amount of $400,000. The remaining shares were advanced two days prior to the Company filing a registration statement, which was filed January 31, 2006. In addition, the Company extended a warrant to Cornell to purchase 15,000,000 shares of common stock at a fixed exercise price of $0.03.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED)

      On March 13, 2006, the Company amended its agreement with Cornell to increase the amount of preferred shares to 4,400,000. Additional funds of $1,400,000 were advanced from Cornell on that date. In addition, the Company issued to Cornell four warrants to purchase 80,000,000 shares of the Company's common stock as follows: (i) 30,000,000 shares at an exercise price of $.005 per share, (ii) 30,000,000 shares at an exercise price of $.01 per share, (iii) 10,000,000 shares at an exercise price of $.015 per share, and (iv) 10,000,000 shares at an exercise price of $.02 per share. The warrants expire five years after the date of issuance.

      On January 30, 2006, a convertible series A preferred shareholder notified the Company of their intent to convert 50,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at a price of $.0217, which translated into 2,304,147 shares of common stock.

      On May 4, 2006, a convertible series A preferred shareholder notified the company of their intent to convert 35,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at a price of $.0288, which translated into 1,215,278 shares of common stock.

      In connection with the conversion of preferred stock, total outstanding preferred shares were decreased by 85,000 shares and beneficial interest was recognized in the amount $4,341 for the six months ended June 30, 2006.

NOTE 14 - GOING CONCERN

      As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the six months ended June 30, 2006 and June 30, 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 14 - GOING CONCERN (CONTINUED)

      Management is confident that they can improve operations and raise the appropriate funds needed through contracts into which the Company recently has entered.

      The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 15 - LITIGATION

      In October 2004, The Roche Group sought action against the Company for pecuniary loss in connection with an ex-dividend date of the Company's common stock. The courts have dismissed two of the three counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiffs are seeking $125,000 in damages. The Company feels the case has no merit, and will be dismissed as well.

      On February 16, 2006, the Circuit Court of Fairfax County, Virginia entered a final order against TeleScience in the amount of $851,875 along with interest at 12% accruing since October 16, 2003.

      In 2003, the Company believed it had settled a claim by the Plaintiff who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of the Company's common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Company maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a favorable verdict for TeleScience. The Plaintiff petitioned the Court to set aside the jury verdict. The motion was set for oral argument December 16, 2005. On February 16, 2006 the Court reversed its position in favor of the Plaintiff. TeleScience intends to vigorously pursue an appeal.

      As a result of this latest decision, the Company placed $1,250,000 in escrow with the Fairfax County Circuit Court of Appeals. The proceeds will be held in escrow until adjudication of the matter with the Court of Appeals. The final order in the amount $851,875 was recorded as a current liability along with $276,859 in accrued interest.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)
                             JUNE 30, 2006 AND 2005

NOTE 15 - LITIGATION (CONTINUED)

      In the event that the Company is successful in its appeal process, Cornell has the option to redeem the 1,400,000 shares of Series A preferred stock in exchange for the proceeds previously received.

      In June 2006, Mirza W. Ahmed and Asra Ahmed (together, the "Plaintiff") filed suit against the Company and the Company's subsidiary Nurses Onsite for failure to pay under a note which such note had allegedly been assigned to Plaintiff by the original beneficiary, Aftab Adamjee ("Adamjee"). Plaintiff is seeking $250,000 plus accrued interest and expenses including attorneys fees. On or about July 19, 2006, Defendants filed an Answer and Affirmative Defenses. Defendants deny the key allegations of the Complaint and assert that they are not liable to Plaintiffs for a variety of affirmative defenses including, but not limited to, Plaintiff's lack of standing to assert the claims raised and that the note was made fraudulently to avoid Defendant Nurses Onsite's restrictions on paying said note. Plaintiff replied to the affirmative defenses denying same. The attorneys are not able to assess the likelihood of success on the merits for these claims at this stage, but the Company does intend to defend them vigorously.

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

Business

MSSI is a provider of specialty medical staffing services throughout the country. We presently provide, through our wholly-owned subsidiary, TeleScience, health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. Through our wholly-owned subsidiary, Nurses Onsite Corp, we provide health related staffing services to private for-profit and non-profit acute care facilities in nine (9) states. These clients include some of the largest hospital chains in the country as well as small, single location facilities. We provide Registered Nurses (RN), Licensed Practical Nurses (LPN), various types of therapists and Certified Nursing Assistants (CNA's). The majority of our health care workers in the NOC subsidiary are RN's.

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

Revenues have grown as a result of our acquisition of Nurses Onsite Corp., which has aggregate revenues greater than Medical Staffing. Nurses Onsite Corp. has substantially increased the Company's operations in the private healthcare nursing sector. The acquisition has made a positive contribution to revenue and has provided us an entry vehicle into the commercial nurse staffing arena. Nurses Onsite Corp. is presently operating in fourteen (14) staffing locations in nine (9) states (including Virginia) and has more than 900 nurses that it can call upon to fulfill the needs of over four hundred (400) hospitals it presently services.

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

Going Concern

As reflected in the Company's financial statements as of June 30, 2006, the Company's accumulated deficit is $9,363,250 and its working capital is $(2,539,083). The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital. Management is planning to attempt to obtain capital principally through the sale of equity securities and/or part of its current business. The Company is also in negotiations with private investors to raise debt capital to support its operations during the next twelve months. The financial statements for June 30, 2006 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

      Results Of Operations For The Quarter Ended June 30, 2006, Compared To The Quarter Ended June 30, 2005

                                    Revenues

Revenues for the quarter ended June 30, 2006 were $4,989,308, an increase of $3,776,322, as compared to revenues of $1,212,986 for the quarter ended June 30, 2005. The increase in revenues in 2006 was attributable to the acquisition of Nurses Onsite Corp.

                                  Cost Of Sales

Cost of sales for the quarter ended June 30, 2006 was $3,523,872, or seventy-one percent (71%) of revenues, as compared to $834,303, or sixty-nine percent (69%) of revenues, for the quarter ended June 30, 2005. This percentage increase in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the quarter ended June 30, 2006, was $1,465,436 or twenty-nine percent (29%) of revenues, as compared to gross profit of $378,683, or thirty-one (31%) of revenues, for the quarter ended June 30, 2005.

                               Operating Expenses

Operating expenses for the quarter ended June 30, 2006 were $2,021,623 as compared to $621,065, or fifty-one percent (51%) of revenues, for the quarter ended June 30, 2005, an increase of $1,400,558 or two hundred twenty-five percent (225%). The increase in operating expenses in 2006 was primarily attributable to increased cost of general administrative expenses resulting mainly from the acquisition of Nurses Onsite Corp.

                             Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2006 was $(349,816) as compared to $(76,482) for the quarter ended June 30, 2005, an increase of $273,334 or three hundred fifty-seven percent (357%). The increased expense inclusion of the February 16, 2006 legal ruling against the Company in the amount of $851,875 plus interest, which is being appealed, as well as increased interest costs.

                                    Net Loss

The Company had a net loss of $906,003 for the quarter ended June 30, 2006, compared to a net loss of $318,864 for the quarter ended June 30, 2005. The increased loss of $587,139 was mainly attributable to increased interest costs, predominantly accrued in connection with the February 16, 2006 legal ruling against the Company, which is being appealed as well as lower margins which were not offset by reduced operating expenses as a percentage of sales,.

      Results Of Operations For The Six Months Ended June 30, 2006, Compared To The Six Months Ended June 30, 2005

                                    Revenues

Revenues for the six (6) months ended June 30, 2006 were $10,171,621, an increase of $7,312,545 or two hundred fifty-six percent (256%), as compared to revenues of $2,859,076 for the six (6) months ended June 30, 2005. The increase in revenues in 2006 was attributable to the acquisition of Nurses Onsite Corp.

                                  Cost Of Sales

Cost of sales for the six (6) months ended June 30, 2006 was $7,239,471, or seventy-one percent (71%) of revenues, as compared to $1,959,864, or sixty-nine percent (69%) of revenues, for the six (6) months ended June 30, 2005. This percentage increase in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the six (6) months ended June 30, 2006, was $2,932,150 or twenty-nine percent (29%) of revenues, as compared to gross profit of $899,212, or thirty-one (31%) of revenues, for the six (6) months ended June 30, 2005.

                               Operating Expenses

Operating expenses for the six (6) months ended June 30, 2006 were $3,856,353, as compared to $1,425,991, or forty-nine percent (49%) of revenues, for the six
(6) months ended June 30, 2005, an increase of $2,430,362 or one hundred seventy percent (170%). The percentage of sales was decreased, but the amount in total increased due to the acquisition of Nurses-Onsite Corp.

                             Other Income (Expense)

Other income (expense) for the six (6) months ended June 30, 2006 was $(1,183,404) as compared to $(138,749) for the six (6) months ended June 30, 2005. The increased expense was from the inclusion of the February 16, 2006 legal ruling against the Company in the amount of $851,875 plus interest, which is being appealed, as well as increased interest costs.

                                    Net Loss

The Company had a net loss of $2,107,607 for the six (6) months ended June 30, 2006, compared to a net loss of $665,528 for the six (6) months ended June 30, 2005. The increased loss of $1,442,079 was mainly attributable to the inclusion of the February 16, 2006 legal ruling against the Company in the amount of $851,875 plus interest, which is being appealed, as well as increased interest costs and lower margins which were not offset by reduced operating expenses as a percentage of sales.

Liquidity and Capital Resources

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,107,607 and $665,528 for the six (6) months ended June 30, 2006 and 2005, respectively, and had an accumulated deficit of $9,363,250 at June 30, 2006. At June 30, 2006, the Company had a working capital deficit of $2,539,083. Due to insufficient cash generated from operations, the Company currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to attempt to obtain additional capital principally through the sale of equity securities and/or part of its current business. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected and the Company could be forced to curtail or cease its business operations.

Cash used in operating activities was $1,557,418 for the six (6) months ended June 30, 2006, compared to cash used of $1,793,994 for the same period in 2005.

Cash used in investing activities was $19,800 for the six (6) months ended June 30, 2006, compared to cash used in investing activities of $0 for the same period in 2005. This increase was principally due to acquisition of certain fixed office assets.

Net cash provided by financing activities was $1,345,904 for the six (6) months ended June 30, 2006, compared to $1,776,328 during the same period in 2005. This was mainly due to the funding through Series A convertible preferred shares, convertible debentures and a now-terminated Standby Equity Distribution Agreement with Cornell Capital Partners, LP ("Lerner Capital").

In May 2002, the Company entered into a line of credit agreement with a factor. The loan was fully paid off in June 2005.

On March 11, 2004, the Company entered into a now-terminated Standby Equity Distribution Agreement with Cornell Capital. Under the agreement, the Company was to issue and sell to Cornell Capital common stock for a total purchase price of up to $5,000,000. Cornell Capital received a one-time commitment fee of 750,000 shares of the Company's common stock. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004. This Agreement expired in April 2006. Through June 30, 2006, Medical Staffing had drawn down $2,440,000 under the Standby Equity Distribution Agreement and Medical Staffing has issued 74,744,294 shares of common stock to Cornell Capital. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital on October 18, 2004, and a portion of the $2,000,000 promissory note issued to Cornell Capital on January 5, 2005 as set forth below.

As of June 30, 2005, the note has been fully paid. The Company terminated the Standby Equity Distribution Agreement on January 11, 2006 together with all related transaction documents thereto.

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

On January 5, 2005, Medical Staffing received $2,000,000 in return for a promissory note issued to Cornell Capital which was subsequently amended on June 7, 2005. The promissory note, as amended, accrues interest at twelve percent (12%) per year and matured on January 5, 2006. On April 26, 2005, Medical Staffing received $500,000 in return for a promissory note issued to Cornell Capital which was amended on June 7, 2005. The promissory note, as amended, accrues interest at twelve percent (12%) per year and matured in December 2005.

On June 27, 2005, Medical Staffing entered into a factoring agreement (the "Factoring Agreement") with its wholly-owned subsidiary TeleScience International, Inc. ("TeleScience"), its wholly-owned subsidiary Nurses PRN Acquisition Corp. then "NPRN" and now "Nurses Onsite Corp." and SYSTRAN Financial Service Corporation ("SYSTRAN"), a subsidiary of Textron Financial Corporation ("Textron"), pursuant to which SYSTRAN established a Five Million Dollar ($5,000,000) credit facility (the "Facility") with Medical Staffing in order for Medical Staffing to finance the accounts receivables of TeleScience and Nurses Onsite Corp. The Factoring Agreement shall commence its term on the date Medical Staffing first receives funds pursuant to the Facility, and shall continue through twelve (12) months, with twelve (12) month renewal periods. Medical Staffing shall pay interest on any outstanding balance at the Wells Fargo Bank Prime Rate plus one half of one percent (0.50%), and pay a discount fee of one half of one percent (0.50%) of the face amount of all unbilled invoices and bills purchased by SYSTRAN. SYSTRAN shall have a first and only security interest in all of Medical Staffing's present and future accounts, deposit accounts, chattel paper, contract rights (including insurance contracts and insurance proceeds), general intangibles, choses in action, instruments and documents, whether owned as of the date of the Factoring Agreement or acquired thereafter, and the proceeds of each of the foregoing. Upon the request of Medical Staffing, the Facility shall be reviewed for conversion to a Textron asset-based revolving credit facility. The outstanding balance at June 30, 2006 was $ 2,375,389.

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

Effective August 10, 2005, the Company issued to Cornell Capital a common stock purchase warrant in connection with a commitment for the now-terminated $50,000,000 Standby Equity Distribution Agreement and for Ten United States Dollars ($10.00) and other good a valuable consideration. On December 13, 2005, the Company and Cornell Capital terminated the Warrant.

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

On December 13, 2005 (the "Transaction Date"), Medical Staffing entered into an Investment Agreement with Cornell Capital pursuant to which the Company issued and sold to Cornell Capital, and Cornell Capital purchased from the Company, Three Million Dollars ($3,000,000) of Series A Preferred shares which shall be convertible into shares of the Company's common stock and which amount shall solely consist of (a) the surrendering of that certain Convertible Debenture held by Cornell Capital as of September 2, 2005 equal to $2,184,201 ($2,113,332 in principal plus $70,869 in accrued interest) and (b) an additional cash amount equal to Eight Hundred Fifteen Thousand Seven Hundred Ninety-Eight Dollars ($815,798), of which Four Hundred Thousand Dollars ($400,000) was funded as of December 13, 2005 and the remaining Four Hundred Fifteen Thousand Seven Hundred and Ninety-Eight Dollars ($415,798) was funded as of January 27, 2006 pursuant to that certain Investor Registration Rights Agreement dated as of the Transaction Date.

The Series A Preferred shares have the designations, preferences and rights set forth in the Certificate of Designation as filed with the Secretary of State for the State of Nevada effective December 16, 2005. The holders of Series A Preferred shares have the sole right and discretion to elect conversion at any time and from time to time into such number of fully paid and non-assessable shares of common stock equal to the quotient of the Liquidation Amount ($1.00) divided by the Conversion Price, subject to certain adjustments as is more fully set forth in the Certificate of Designation. However, no holder of Series A Preferred shares shall be entitled to convert the Series A Preferred shares to the extent, but only to the extent, that such conversion would, upon giving effect to such conversion, cause the aggregate number of shares of common stock beneficially owned by such holder to exceed 4.99% of the outstanding shares of common stock following such conversion (which provision may be waived by such holder by written notice from such holder to the Company, which notice shall be effective sixty-one (61) days after the date of such notice). The Conversion Price is equal to ninety-five percent (95%) of the lowest volume weighted average of the common stock for the thirty (30) trading days immediately preceding the date of conversion, as quoted by Bloomberg LP. The holders of Series A Preferred shares shall vote with the holders of common stock on an as converted basis as of the time a vote is taken and not as separate classes.

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

In 2003, the Company believed it had settled a claim by the Plaintiff who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of Company's common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Company maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a verdict in favor of TeleScience, and at that time, the Plaintiff moved the Court to set aside the jury verdict. The motion was set for oral argument for December 16, 2005, and on February 16, 2006 the Court ruled in favor of the Plaintiff. TeleScience has appealed this decision and intends to vigorously pursue an appeal. The Company has been advised that the appeal will be heard in September 2006.

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

In October 2004, The Roche Group sued the Company for pecuniary loss in connection with an ex-dividend date of the Company's stock. The courts have dismissed two (2) of the three (3) counts with prejudice. The parties have agreed to mediation in an attempt to fully resolve the litigation. Plaintiffs are seeking $125,000 in damages. The Company believes the case is without merit and intends to vigorously defend.

In June 2006, Contemporary Nursing Solutions, Inc. (CNS) filed an amended complaint/suit which included the Company and its subsidiaries and asked for injunctive and other relief for hiring a former employee of CNS. The Company is presently in the discovery phase of the proceeding. The Company believes the case is without merit and, if necessary, intends to vigorously defend.

In June 2006, Mirza W. Ahmed and Asra Ahmed (together, the "Plaintiff") filed suit against the Company and the Company's subsidiary Nurses Onsite for failure to pay under a note which such note had allegedly been assigned to Plaintiff by the original beneficiary, Aftab Adamjee ("Adamjee"). Plaintiff is seeking $250,000 plus accrued interest and expenses including attorneys fees. On or about July 19, 2006, Defendants filed an Answer and Affirmative Defenses. Defendants deny the key allegations of the Complaint and assert that they are not liable to Plaintiffs for a variety of affirmative defenses including, but not limited to, Plaintiff's lack of standing to assert the claims raised and that the note was made fraudulently to avoid Defendant Nurses Onsite's restrictions on paying said note. Plaintiff replied to the affirmative defenses denying same. The attorneys are not able to assess the likelihood of success on the merits for these claims at this stage, but the Company does intend to defend them vigorously.

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

Management's Strategic Plan

The Management's strategic plan which is: (1) continue to grow its medical services organically and (2) enhance recruitment subject to the availability of capital.

Organic Growth. The Company has already taken several initiatives to grow its business in medical staffing organically by increasing its bid rate at least one bid a week on average in the government sector. We are also looking into our contracts to adjust our hiring strategy to increase our revenue by offering better incentives to attract more healthcare providers to our existing contracts in California.

Enhancing Recruitment. The Company has embarked upon a long-range plan for recruiting ancillary and professional-level staff for medical contracts. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing has also significantly increased its number of contracts with private non-government clients. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals -especially registered nurses in the United States. Subsequent to our acquisition of Nurses Onsite Corp., the Company opened a national recruiting office, which did not meet expectations and has been closed and consolidated with its Nurses Onsite office in West Palm Beach, Florida.

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

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standard No. 123 (Revised 2004), Shared-Based Payment ("FAS 123R"). FAS 123R requires that compensation cost related to share-based payment transaction within the scope of FAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of FAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company will implement the revised standard in the fourth quarter of fiscal year 2005. Currently, the company accounts for its share-based payment transactions under the provision of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management in assessing of compensation cost in the financial statements. Management has assessed the implications of this revised standard, and has determined that it did not materially impact the Company's results of operations in the second quarter of fiscal year 2006.

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of SFAS No. 156 will have on its financial position, results of operations and cash flows.

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

MEDICAL STAFFING HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MAY CAUSE US TO CURTAIL OPERATIONS

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended June 30, 2006 and the quarter ended June 30, 2005, we incurred losses of $2,107,607 and $665,528, respectively. Our accumulated deficit was $9,363,250 for the quarter ended June 30, 2006, and $6,094,057 for the quarter ended June 30, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2005 and December 31, 2004, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve (12) months with the cash currently on hand, anticipated from our operations and from the sale of the securities, such as preferred series A stock. We believe that we will need to obtain approximately $2 million in additional debt or equity capital from one (1) or more sources to fund operations for the next twelve (12) months. These funds are expected to be obtained from the sale of securities or assets.

WE HAVE BEEN SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ARE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE OUR ABILITIES TO CONTINUE OPERATIONS IS AT RISK

We have had a working capital deficit in the past, which means that our current liabilities have exceeded our current assets. However, the company realized a negative working capital of $2,539,083 at June 30, 2006, as compared to a negative working capital of $1,916,264 at June 30, 2005.

MEDICAL STAFFING WILL NEED TO RAISE ADDITIONAL CAPITAL AND MAY NEED TO SELL ALL OR A PART OF ITS CURRENT BUSINESS TO SUSTAIN OPERATIONS WHICH CAPITAL MAY NOT BE AVAILABLE AND WHICH COULD BE MATERIALLY HARMFUL TO OUR BUSINESS

Unless Medical Staffing can become profitable with the existing sources of funds we have available, we will require additional capital to sustain operations and we may need to sell all or a part of our current business. Financing, whether from external sources or related parties, may not be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to sell all or a part of our current business. Any of these events could result in a lower stock price.

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

OUR COMMON STOCK MAY BE AFFECTED BY SALES OF SHORT SELLERS, WHICH MAY AFFECT SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK

Short sales are sales of a stock that an investor does not own. An investor that desires to short sell stock typically "borrows" the stock from another shareholder so that the investor can sell it at the then-current market price, and agrees to replace the "borrowed shares" by the end of the contract period. An investor short sells stock if he/she anticipates the market price of the stock will fall because he/she "borrows" and sells the shares at the current market price and then must replace the borrowed shares at a later date when hopefully he/she can buy them at a lower price.

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

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

Our success largely depends on the efforts and abilities of key executives, including Dr. Brajnandan B. Sahay, our Chairman of the Board, President, Chief Executive Officer and Acting Principal Financial Officer . The loss of the services of Dr. Sahay could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Dr. Sahay. We also have other key employees who manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

LIABILITY FOR EMPLOYEE PAYROLL

As of June 30, 2006, the Company is delinquent in paying payroll taxes of $________________. There can be no assurance that the Company's ultimate liability for employee payroll costs will not have a material adverse effect on its financial condition, results of operations or cash flows.

THE COMPANY'S DISCLOSURE CONTROLS AND PROCEDURES ARE NOT EFFECTIVE AND A MATERIAL WEAKNESS EXISTS AS OF JUNE 30, 2006

Based upon their evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer/Chief Financial Officer has concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected. Our independent registered public accounting firm has advised management and the Board of Directors that it had identified the following material weaknesses in our internal controls: (a) the Company has insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP; and (b) the Company made a number of adjustments at the end of the three-month period ended June 30, 2006 evidencing deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

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

A material weakness exists as of June 30, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of June 30, 2006, in controls over closing procedures due to a number of adjustments made at the end of the three-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

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

In 2003, the Company believed it had settled a claim by the Plaintiff who was a former officer and investor of TeleScience. In satisfaction of that settlement, 2,655,678 restricted shares of Company's common stock were delivered to Plaintiff in November of 2003. The Plaintiff rejected the share tender and demanded a cash settlement. The Company maintains the tender to have been sufficient and binding. The parties engaged in legal proceedings in November 2003 and the case went forward for a jury trial. On November 16, 2005, the jury returned a verdict in favor of TeleScience, and at that time, the Plaintiff moved the Court to set aside the jury verdict. The motion was set for oral argument for December 16, 2005, and on February 16, 2006 the Court ruled in favor of the Plaintiff. TeleScience has appealed this decision and intends to vigorously pursue an appeal. The Company has been advised that the appeal will be heard in September 2006.

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

In October 2004, The Roche Group sued the Company for pecuniary loss in connection with an ex-dividend date of the Company's stock. The courts have dismissed two (2) of the three (3) counts with prejudice. The parties have agreed to mediation in an attempt to fully resolve the litigation. Plaintiffs are seeking $125,000 in damages. The Company believes the case is without merit and intends to vigorously defend.

In June 2006, Contemporary Nursing Solutions, Inc. (CNS) filed an amended complaint/suit which included the Company and its subsidiaries and asked for injunctive and other relief for hiring a former employee of CNS. The Company is presently in the discovery phase of the proceeding. The Company believes the case is without merit and, if necessary, intends to vigorously defend.

In June 2006, Mirza W. Ahmed and Asra Ahmed (together, the "Plaintiff") filed suit against the Company and the Company's subsidiary Nurses Onsite for failure to pay under a note which such note had allegedly been assigned to Plaintiff by the original beneficiary, Aftab Adamjee ("Adamjee"). Plaintiff is seeking $250,000 plus accrued interest and expenses including attorneys fees. On or about July 19, 2006, Defendants filed an Answer and Affirmative Defenses. Defendants deny the key allegations of the Complaint and assert that they are not liable to Plaintiffs for a variety of affirmative defenses including, but not limited to, Plaintiff's lack of standing to assert the claims raised and that the note was made fraudulently to avoid Defendant Nurses Onsite's restrictions on paying said note. Plaintiff replied to the affirmative defenses denying same. The attorneys are not able to assess the likelihood of success on the merits for these claims at this stage, but the Company does intend to defend them vigorously.

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

On May 4, 2006, a convertible Series A preferred shareholder notified the Company of their intent to convert 35,000 shares of Series A preferred stock into common stock, as outlined in the investment agreement. The Series A preferred shares were converted at a price $0.0288, which translated into 1,215,278 shares common stock. There were no other transactions involving common stock in the quarter ended June 30, 2006.

In connection with the conversion of the Series A preferred stock, total outstanding preferred shares were decreased by 35,000 shares.

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

3.3     Certificate of Amendment to Articles of Incorporation                   Incorporated by reference to Exhibit 3 to the
                                                                                Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on March 27, 2003

3.4     Certificate of Amendment to Articles of Incorporation                   Incorporated by reference to Exhibit 3 to the
                                                                                Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on March 27, 2003

4.1     Certificate of Designation of Series A Preferred Stock, as filed with   Incorporated by reference to Exhibit 4.1 to the
        the Secretary of State of the State of Nevada on December 16, 2005      Company's Form 8-K as filed with the SEC on January
                                                                                18, 2006

4.2     Amended and Restated Certificate of Designation of Series A Preferred   Incorporated by reference to Exhibit 4.1 to the
        Stock as filed with the Secretary of State for the State of Nevada on   Company's Form 8-K filed with the SEC on March 17,
        March 13, 2006                                                          2006

10.1    Sublease Agreement dated December 23, 2002 by and among InterAmerica    Incorporated by reference to Exhibit 10.1 to the
        Technologies, Inc., Kemron Environmental Services and Telescience       Company's Annual Report on Form 10-KSB as filed with
        International, Inc.                                                     the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.2    Promissory Note in the principal amount of $875,920 made by the         Incorporated by reference to Exhibit 10.2 to the
        Company in favor of Dr. B.B. Sahay                                      Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.3    Memorandum of Understanding dated March 10, 2004, by and between        Incorporated by reference to Exhibit 10.3 to the
        Silver Star Technologies, Inc. and TeleScience International, Inc.      Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.4    Memorandum of Understanding by and between Telescience International,   Incorporated by reference to Exhibit 10.4 to the
        Inc. and Chesapeake Government Technologies, Inc.                       Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.5    Proposal dated January 7, 2004 from Professional Nursing Resources,     Incorporated by reference to Exhibit 10.5 to the
        Inc. to Telescience International, Inc.                                 Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.6    Renewal Agreement dated February 5, 2004, from Commonwealth of          Incorporated by reference to Exhibit 10.14 to the
        Pennsylvania to Telescience International, Inc. regarding Contract      Company's Annual Report on Form 10-KSB as filed with
        2550-09 Personal Protection Equipment PPE                               the United States Securities and Exchange
                                                                                Commission on April 9, 2004

10.7    Memorandum of Understanding dated February 23, 2004, to Mobile          Incorporated by reference to Exhibit 10.15 to the
        Healthcare Solutions, Inc. from Telescience International, Inc.         Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.8    Master Contract dated April 1, 2004, by and  between Telescience        Incorporated by reference to Exhibit 10.17 to the
        International, Inc. and State of California Department of Corrections   Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.9    Memorandum dated March 26, 2003 regarding Branch Office Location        Incorporated by reference to Exhibit 10.20 to the
                                                                                Company's Annual Report on Form 10-KSB as filed with
                                                                                the United States Securities and Exchange Commission
                                                                                on April 9, 2004

10.10   $1,000,000 Promissory Note issued to Cornell Capital Partners, LP by    Incorporated by reference to Exhibit 10.18 to
        Medical Staffing on June 8, 2004                                        Medical Staffing's Annual Report on Form 10-KSB as
                                                                                filed with the United States Securities and Exchange
                                                                                Commission on March 31, 2005

10.11   $315,000 Promissory Note issued to Cornell Capital Partners, LP by      Incorporated by reference to Exhibit 10.19 to
        Medical Staffing on October 6, 2004                                     Medical Staffing's Annual Report on Form 10-KSB as
                                                                                filed with the United States Securities and Exchange
                                                                                Commission on March 31, 2005

10.12   Amended and Restated Promissory Note issued to Cornell Capital          Incorporated by reference to Exhibit 10.25 to
        Partners, LP by Medical Staffing on January 5, 2005 and amended on      Medical Staffing's Amended Form SB-2 as filed with
        June 7, 2005                                                            the United States Securities and Exchange Commission
                                                                                on August 5, 2005

10.13   Employment Agreement between Medical Staffing and Brajnandan B. Sahay   Incorporated by reference to Exhibit 10.21 to
        dated January 1, 2005                                                   Medical Staffing's Annual Report on Form 10-KSB as
                                                                                filed with the United States Securities and Exchange
                                                                                Commission on March 31, 2005

10.14   Contract dated December 6, 2004, by and between Telescience             Incorporated by reference to Exhibit 10.22 to
        International, Inc. and State of California Department of Corrections   Medical Staffing's Annual Report on Form 10-KSB as
                                                                                filed with the United States Securities and Exchange
                                                                                Commission on March 31, 2005

10.15   Master Contract dated December 19, 2004, by and  between Telescience    Incorporated by reference to Exhibit 10.23 to
        International, Inc. and State of California Department of Corrections   Medical Staffing's Annual Report on Form 10-KSB as
                                                                                filed with the United States Securities and Exchange
                                                                                Commission on March 31, 2005

10.16   90 Days Consulting Services Contract                                    Incorporated by reference to 5.1 to Medical
                                                                                Staffing's Form SB-2 as filed with the United States
                                                                                Securities and Exchange Commission on April 13, 2005

10.17   Amended and Restated Promissory Note issued to Cornell Capital          Incorporated by reference to Exhibit 10.25 to
        Partners, LP by Medical Staffing on April 26, 2005 and amended on       Medical Staffing's Amended Form SB-2 as filed with
        June 7, 2005                                                            the United States Securities and Exchange Commission
                                                                                on August 5, 2005

10.18   SYSTRAN Financial Services Corporation Factoring Agreement, dated as    Incorporated by reference to Exhibit 99.1 to Medical
        of October 31, 2005, by and between Medical Staffing Solutions, Inc.,   Staffing's Form 8-K as filed with the United States
        TeleScience International, Inc., Nurses PRN Acquisition Corp. and       Securities and Exchange Commission on July 14, 2005
        SYSTRAN Financial Service Corporation

10.19   Form of Addendum to the SYSTRAN Financial Services Corporation          Incorporated by reference to Exhibit 99.2 to Medical
        Factoring Agreement                                                     Staffing's Form 8-K as filed with the United States
                                                                                Securities and Exchange Commission on July 14, 2005

10.20   Form of Continuing Guaranty                                             Incorporated by reference to Exhibit 99.3 to Medical
                                                                                Staffing's Form 8-K as filed with the United States
                                                                                Securities and Exchange Commission on July 14, 2005

10.21   Form of Letter to SYSTRAN Credit and Operations Departments             Incorporated by reference to Exhibit 99.4 to
                                                                                Medical Staffing's Form 8-K as filed with the United
                                                                                States Securities and Exchange Commission on July
                                                                                14, 2005

10.22   Securities Purchase Agreement, dated September 2, 2005, by and          Incorporated by reference to Exhibit 99.1 to Medical
        between Medical Staffing Solutions, Inc. and Cornell Capital            Staffing's Form 8-K as filed with the United States
        Partners, LP                                                            Securities and Exchange Commission on October 3,
                                                                                2005

10.23   Secured Convertible Debenture, dated September 2, 2005, issued by       Incorporated by reference to Exhibit 99.2 to Medical
        Medical Staffing Solutions, Inc. to Cornell Capital Partners, LP        Staffing's Form 8-K as filed with the United States
                                                                                Securities and Exchange Commission on October 3,
                                                                                2005

10.24   Investor Registration Rights Agreement, dated September 2, 2005, by     Incorporated by reference to Exhibit 99.3 to Medical
        and between Medical Staffing Solutions, Inc. and Cornell Capital        Staffing's Form 8-K as filed with the United States
        Partners, LP Incorporated by reference to Exhibit 99.3 to Medical       Securities and Exchange Commission on October 3, 3,
        Staffing's Form 8-K as filed with the United States Securities and      2005
        Exchange Commission on October 3, 2005

10.25   Escrow Agreement, dated September 2, 2005, by and between Medical       Incorporated by reference to Exhibit 99.4 to Medical
        Staffing Solutions, Inc., Cornell Capital Partners, LP and David        Staffing's Form 8-K as filed with the United States
        Gonzalez, Esq., as  Escrow Agent                                        Securities and Exchange Commission on October 3,
                                                                                2005

10.26   Security Agreement, dated September 2, 2005, by and between Medical     Incorporated by reference to Exhibit 99.5 to Medical
        Staffing Solutions, Inc. and Cornell Capital Partners, LP               Staffing's Form 8-K as filed with the United States
                                                                                Securities and Exchange Commission on October 3,
                                                                                2005

10.27   Irrevocable Transfer Agent Instructions, dated September 2, 2005        Incorporated by reference to Exhibit 99.6 to Medical
                                                                                Staffing's Form 8-K as filed with the United States
                                                                                Securities and Exchange Commission on October 3,
                                                                                2005

10.28   Warrant, effective August 10, 2005, issued by Medical Staffing          Incorporated by reference to Exhibit 99.7 to Medical
        Solutions, Inc. to Cornell Capital Partners, LP                         Staffing's Form 8-K as filed with the United States
                                                                                Securities and Exchange Commission on October 3,
                                                                                2005

10.29   Investment Agreement, dated December 13, 2005, by and between Medical   Incorporated by reference to Exhibit 10.1 to the
        Staffing  Solutions, Inc. and Cornell Capital Partners, LP              Company's Form 8-K as filed with the SEC on January
                                                                                18, 2006

10.30   Investor Registration Rights Agreement, dated December 13, 2005, by     Incorporated by reference to Exhibit 10.2 to the
        and between Medical Staffing Solutions, Inc. and Cornell Capital        Company's Form 8-K as filed with the SEC on January
        Partners, LP                                                            18, 2006

10.31   Escrow Agreement, dated December 13, 2005, by and among Medical         Incorporated by reference to Exhibit 10.3 to the
        Staffing Solutions, Inc., Cornell Capital Partners, LP and David        Company's Form 8-K as filed with the SEC on January
        Gonzalez, Esq. as Escrow Agent                                          18, 2006

10.32   Irrevocable Transfer Agent Instructions, dated December 13, 2005, by    Incorporated by reference to Exhibit 10.4 to the
        and among Medical Staffing Solutions, Inc., David Gonzalez, Esq. and    Company's Form 8-K as filed with the SEC on January
        Holladay Stock Transfer, Inc.                                           18, 2006

10.33   Warrant, dated December 13, 2005, issued by Medical Staffing            Incorporated by reference to Exhibit 10.5 to the
        Solutions, Inc. to Cornell Capital Partners, LP                         Company's Form 8-K as filed with the SEC on January
                                                                                18, 2006

10.34   Amended and Restated Investment Agreement, dated March 13, 2006, by     Incorporated by reference to Exhibit 10.1 to the
        and between Medical Staffing Solutions, Inc. and Cornell Capital        Company's Form 8-K filed with the SEC on March 17,
        Partners, LP                                                            2006

10.35   Amended and Restated Investor Registration Rights Agreement, dated      Incorporated by reference to Exhibit 10.2 to the
        March 13, 2006, by and between Medical Staffing Solutions, Inc. and     Company's Form 8-K filed with the SEC on March 17,
        Cornell Capital Partners, LP                                            2006

10.36   Irrevocable Transfer Agent Instructions, dated March 13, 2006, by and   Incorporated by reference to Exhibit 10.3 to the
        among Medical Staffing Solutions, Inc., David Gonzalez, Esq. and        Company's Form 8-K filed with the SEC on March 17,
        Holladay Stock Transfer, Inc.                                           2006

10.37   Warrant CCP 2, dated March 13, 2006, issued by Medical Staffing         Incorporated by reference to Exhibit 10.4 to the
        Solutions, Inc. to Cornell Capital Partners, LP                         Company's Form 8-K filed with the SEC on March 17,
                                                                                2006

10.38   Warrant CCP 3, dated March 13, 2006, issued by Medical Staffing         Incorporated by reference to Exhibit 10.5 to the
        Solutions, Inc. to Cornell Capital Partners, LP                         Company's Form 8-K filed with the SEC on March 17,
                                                                                2006

10.39   Warrant CCP 4, dated March 13, 2006, issued by Medical Staffing         Incorporated by reference to Exhibit 10.6 to the
        Solutions, Inc. to Cornell Capital Partners, LP                         Company's Form 8-K filed with the SEC on March 17,
                                                                                2006

10.40   Warrant CCP 5 dated March 13, 2006, issued by Medical Staffing          Incorporated by reference to Exhibit 10.7 to the
        Solutions, Inc. to Cornell Capital Partners, LP                         Company's Form 8-K filed with the SEC on March 17,
                                                                                2006

10.41   Termination Agreement dated March 13, 2006, by and among Medical        Incorporated by reference to Exhibit 10.8 to the
        Staffing Solutions, inc., Cornell Capital Partners, LP and David        Company's Form 8-K filed with the SEC on March 17,
        Gonzalez, Esq.                                                          2006

14.1    Code of Ethics                                                          Incorporated by reference to Exhibit 14.1 to the
                                                                                Company's Annual Report on Form 10-KSB as filed with
                                                                                the SEC on April 9, 2004

31.1    Certification by Chief Executive Officer/Principal Financial Officer    Provided herewith
        pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002

32.1    Certification by Chief Executive Officer and Principal Financial        Provided herewith
        Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

99.1    Final Order, dated February 16, 2006, in the matter of Azmat Ali v.     Incorporated by reference to Exhibit 99.1 to the
        TeleScience International, Inc., et al. (At Law No. 218574) in the      Company's Current Report on Form 8-K as filed with
        Circuit Court of Fairfax  County, Virginia                              the SEC on March 6, 2006

99.2    Opinion Letter, dated February 16, 2006, in the matter of Azmat  Ali    Incorporated by reference to Exhibit 99.2 to the
        v. TeleScience International, Inc., et al. (At Law No. 288574) in the   Company's Current Report on Form 8-K as filed with
        Circuit Court of Fairfax County, Virginia                               the SEC on March 6, 2006

(B) Current Reports on Form 8-K Filed During the Quarter Ended June 30, 2006:

On June 9, 2006, the Company filed Amendment No. 1 to the Company's Current Report on Form 8-K originally filed with the SEC on or about July 11, 2006 to correct certain figures set forth in the MSSI and Subsidiaries Unaudited Proforma Condensed Consolidated Statement of Operations for the Year Ended December 31, 2004 and to add certain disclosures to the MSSI and Subsidiaries Notes to Unaudited Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Medical Staffing has duly caused this Quarterly Report on Form 10QSB to be signed on its behalf by the undersigned, thereunto duly authorized on August 21, 2006.


August 21, 2006                         MEDICAL STAFFING SOLUTIONS, INC.

                                        By: /s/ Brajnandan B. Sahay
                                            ------------------------------------
                                        Name: Brajnandan B. Sahay,
                                        Title: President, Chief Executive
                                               Officer and Director