Form 10QSB
period 2006-09-30
MEDICAL STAFFING SOLUTIONS INC
filed 2006-11-20
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

   |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities xchange
                            Act of 1934, as amended

                For the quarterly period ended September 30, 2006

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

                      CLASS              November 14, 2006
                     Common Stock        180,425,995


Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

ITEM 1. FINANCIAL STATEMENTS


                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Balance Sheet as of September 30, 2006 (Unaudited)                    F-2

Statements of Operations for the Nine and Three Months Ended
   September 30, 2006 and 2005 (Unaudited)                            F-3

Statements of Cash Flows for the Nine Months Ended
     Septemebr 30, 2006 and 2005 (Unaudited)                          F-4 - F-5


Notes to Financial Statements                                         F-6 - F-20

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                  (UNAUDITED)


                                         ASSETS
Current Assets:
  Cash and cash equivalents                                                             $     49,734
  Accounts receivable, net                                                                 3,472,153
  Due from related parties                                                                    72,034
  Prepaid expenses                                                                            42,343
                                                                                        ------------
    Total Current Assets                                                                   3,636,264
                                                                                        ------------
  Fixed assets, net                                                                          109,063
  Goodwill                                                                                 2,528,010
  Deposits                                                                                   130,836
                                                                                        ------------
TOTAL ASSETS                                                                            $  6,404,173
                                                                                        ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
Current Liabilities:
  Note payable                                                                          $    372,809
  Loan payable - factoring agent                                                           2,296,947
  Accounts payable and accrued expenses                                                    3,101,472
                                                                                        ------------
      Total Current Liabilities                                                            5,771,228

Long-term Liabilities:
   Loan payable - officer                                                                     95,500
                                                                                        ------------
      Total Liabilities                                                                    5,866,728
                                                                                        ------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized, 4,400,000 shares designated Series A Convertible, $1 stated value, 4,400,000 shares issued
      4,295,000 outstanding at September 30, 2006                                              4,295
  Common Stock, $.001 Par Value; 300,000,000 shares authorized
      180,425,995 shares issued and outstanding at September 30, 2006                        180,426
  Discount on preferred Series A stock                                                    (1,400,000)
  Additional paid-in-capital                                                              10,204,420
  Additional paid-in-capital - warrants                                                    1,142,686
  Additional paid-in-capital - beneficial conversion                                         537,600
  (Deficit)                                                                              (10,131,982)
                                                                                        ------------
      Total Stockholders' Equity                                                             537,445
                                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $  6,404,173
                                                                                        ============

  The accompanying notes are an intergal part of these condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMEMTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)


                                                                NINE MONTHS ENDED                    THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                          SEPTEMBER 30,
                                                            2006                2005                2006                2005
                                                        -------------       -------------       -------------       -------------
OPERATING REVENUES
  Revenue                                               $  14,596,385       $   7,303,222       $   4,424,764       $   4,444,146

COST OF SALES                                              10,819,949           5,214,044           3,580,478           3,254,180
                                                        -------------       -------------       -------------       -------------

GROSS PROFIT                                                3,776,436           2,089,178             844,286           1,189,966
                                                        -------------       -------------       -------------       -------------

OPERATING EXPENSES
   Administrative payroll, benefits and overhead costs      3,137,547           1,615,180             637,322             707,771
   General and administrative expenses                      2,160,932           1,399,540             823,531             892,130
   Depreciation and amortization                               26,901              20,427               8,174               9,255
                                                        -------------       -------------       -------------       -------------
       Total Operating Expenses                             5,325,380           3,035,147           1,469,027           1,609,156
                                                        -------------       -------------       -------------       -------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)                      (1,548,944)           (945,969)           (624,741)           (419,190)
                                                        -------------       -------------       -------------       -------------

OTHER INCOME (EXPENSES)
   Other income                                                49,632                  --             (48,434)                 --
   Interest income                                                 --              11,134                  --                 820
   Legal Settlement                                          (851,875)                 --                  --                  --
   Beneficial interest expense                                 (5,333)                 --                (992)                 --
   Interest expense                                          (519,819)           (239,313)            (94,565)            (90,250)
                                                        -------------       -------------       -------------       -------------
       Total Other Income (Expenses)                       (1,327,395)           (228,179)           (143,991)            (89,430)
                                                        -------------       -------------       -------------       -------------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES            $  (2,876,339)      $  (1,174,148)      $    (768,732)      $    (508,620)
Provision for Income Taxes                                         --                  --                  --                  --
                                                        -------------       -------------       -------------       -------------

NET (LOSS) APPLICABLE TO COMMON SHARES                  $  (2,876,339)      $  (1,174,148)      $    (768,732)      $    (508,620)
                                                        =============       =============       =============       =============

NET (LOSS) PER BASIC AND DILUTED SHARES                 $       (0.02)      $       (0.01)      $       (0.00)      $       (0.01)
                                                        =============       =============       =============       =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                    178,477,270         157,219,810         180,246,333          72,936,244
                                                        =============       =============       =============       =============

  The accompanying notes are an intergal part of these condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                  (UNAUDITED)



                                                                2006              2005
                                                             -----------       -----------
CASH FLOW FROM OPERATING ACTIVITES
   Net (loss)                                                $(2,876,339)      $(1,174,148)
                                                             -----------       -----------
   Adjustments to reconcile net (loss) to net cash
     used in operating activities
     Decrease in allowance  for doubtful accounts                 30,780                --
     Depreciation and amortization                                26,901            20,427
     Beneficial conversion expenses                                5,333                --
     Options issued for compensation                               5,890                --
     Common stock issued for services                                 --            59,519
     Common stock issued for interest payments                        --            62,142
  Changes in assets and liabilities
     Decrease in accounts receivable                             280,792           306,238
     (Increase) in accounts receivable- other                         --           (48,217)
     (Increase) decrease in prepaid expenses                      55,584           (85,774)
     (Increase) decrease in deposits                             (80,836)            9,700
     Decrease in accounts payable and
       and accrued expenses                                    1,097,739                --
     Increase in legal settlement                                      0            44,979
                                                             -----------       -----------
     Total adjustments                                         1,422,183           369,014
                                                             -----------       -----------

     Net cash (used in) operating activities                  (1,454,156)         (805,134)
                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                          (19,800)               --
   Acquisition of business entity                                     --        (1,600,000)
   (Increase) in amounts due related parties                          --           (86,659)
                                                             -----------       -----------

      Net cash  (used in) investing activities                   (19,800)       (1,686,659)
                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITES
   Common stock issuance for cash - net of expenses                   --         1,241,738
   Preferred stock issuance for cash                           1,400,000                --
   Issuance costs deducted from equity                          (191,580)               --
   Cash contributions from subscription receivable               415,799                --
   Proceeds from stand-by equity distribution agreement               --         1,748,332
   Net payments from loan payable - officer/litigation
     settlement payable                                               --            29,400
   (Increase) in amounts due related parties                     (25,294)               --
   Net (payments) on notes payable                              (371,733)         (554,831)
                                                             -----------       -----------
       Net cash provided by financing activities               1,227,192         2,464,639
                                                             -----------       -----------

NET  (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                 (246,764)          (27,154)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF PERIOD                                          296,498            28,348
                                                             -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $    49,734       $     1,194
                                                             ===========       ===========

  The accompanying notes are an intergal part of these condensed consolidated financial statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
CASH PAID DURING THE PERIOD FOR:
    Interest expense                                         $   208,917       $   175,171
                                                             ===========       ===========
    Income taxes                                                      --                --
                                                             ===========       ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

   Common stock issuance for loan commitment fees                     --       $   160,000
                                                             ===========       ===========
   Common stock issuance for interest payment                         --       $    62,142
                                                             ===========       ===========
   Options issued for compensation                           $     5,890                --
                                                             ===========       ===========



During the nine months ended September 30, 2006, 105,000 shares of preferred stock were converted to common stock in accordance with an Investment Agreement (see note 13). Fifty thousand shares were converted to 2,304,147 of common stock at a conversion price of $ .0217 on January 30, 2006. Thirty-five thousand shares were converted to 1,215,278 shares of common stock at a conversion price of $.0288 on on May 4,2006. Twenty thousand shares were converted to 1,652,893 shares of common stock at a conversion price of $ .0121 on July 11, 2006.


  The accompanying notes are an intergal part of these condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------

                  The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2005 audit financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1 -          ORGANIZATION AND BASIS OF PRESENTATION
                  --------------------------------------
                  (CONTINUED)

                  On September 29, 2003, the Board of Directors approved a 14-for-1 stock split, increasing the outstanding shares of the Company to 41,200,005, including 667 fractional shares (10,005 shares after the 14:1 split). As of September 30, 2006, the Company had 180,425,995 shares of common stock issued and outstanding.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  -------------------------------------------
                  (CONTINUED)

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

                  The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2006, the Company had no deposits in excess of the insured limits.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------

                  Advertising

                  Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $54,213 and $24,723 for the nine months ended September 30, 2006 and 2005, respectively.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
                  -------------------------------------------

                  (Loss) Per Share of Common Stock (Continued)

                  The following is a reconciliation of the computation for basic and diluted EPS:
                                               Sept 30,           Sept 30,
                                                 2006               2005
                                             -------------    -------------

Net Loss                                     $  (2,876,339)   $  (1,174,148)

Weighted-average common shares                 178,477,270      157,219,810
   outstanding (basic)

Weighted-average common stock equivalents:

      Stock options and warrants                        --               --
                                             -------------    -------------

Weighted-average common shares
   outstanding (diluted)                       178,477,270      157,219,810
                                             =============    =============

Net (loss) per basic  and diluted

   shares                                    $       (0.02)   $       (0.01)
                                             =============    =============


                  Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. As of September 30, 2006 there were no options available. However, there were 95,000,000 freestanding warrants, and approximately 114,827,700 common shares available for conversion in association with the convertible preferred Series A stock.

                  Reclassifications

                  Certain amounts for the nine months ended September 30, 2005 have been reclassified to conform to the presentation of the September 30, 2006 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2005.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

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

                  In May 2005, the FASB issued FAS 154, "Accounting for Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3." FAS 154 changes the requirements with regard to the

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 2 -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  ------------------------------------------
                  (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in
                  Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

                  In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Company's financial position, results of operations, or cash flows.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

                  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

                  The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158") . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

NOTE 3-  ACCOUNTS RECEIVABLE

                  The Company's revenues are derived from private hospitals and government contracts with various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At September 30, 2006, the Company has $3,472,153 due to them for their services. Additionally, the Company has established an allowance for doubtful accounts of $115,013 at September 30, 2006.

                  The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 4-  PROPERTY AND EQUIPMENT

                  Property and equipment consist of the following at September 30, 2006:

                  Furniture, fixtures and equipment            $299,265
                  Less:  accumulated depreciation               190,202
                                                              ---------

                  Net book value                               $109,063
                                                              =========

                  Depreciation expense for the nine months ended September 30, 2006 and 2005 was $26,901 and $20,427 respectively.

NOTE 5-  DEPOSITS

                  The Company has deposits with various entities for security purposes. The balance of these deposits at September 30, 2006 was $47,730.

                  The Company was required to place into escrow $1,250,000, pending adjudication of an appeal (see note 15).

NOTE 6-  GOODWILL

                  In the acquisition of Nurses, PRN, the Company recorded goodwill in the amount of $2,528,010. The Company has performed an analysis of the account and has determined that no impairment is necessary at September 30, 2006.

NOTE 7-  DUE FROM RELATED PARTIES

                  The Company has outstanding at September 30, 2006, $72,034 from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are reflected in the condensed consolidated balance sheet as current assets.

NOTE 8-  LINE OF CREDIT

                  In July 2005, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00% (9.75% at September 30, 2006). The factor lends up to 90% of the receivable balance to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at September 30, 2006 was $2,296,947. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


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

                  At   September   30,  2006  and  2005,   deferred  tax  assets
                  approximated the following:

                                 2006           2005
                             -----------    -----------

Deferred tax assets          $ 3,470,000    $ 1,963,000

Less: valuation allowances    (3,470,000)    (1,963,000)
                             -----------    -----------

Net deferred tax assets      $        --    $        --
                             ===========    ===========

                   At September 30, 2006 and 2005, the Company had accumulated deficits in the amounts $10,132,000 and 6,603,000, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

                  The Company paid $216,236 of this amount, and then in November 2003, the President of the Company, in a private stock transaction, signed over

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 10- LOAN PAYABLE - OFFICER (CONTINUED)

                  personal shares of common stock of the Company in consideration of the remainder of the liability. The Company recorded a loan payable to the President for the balance of the unpaid liability, $875,920. The Company has since paid down some of this liability and the total outstanding at September 30, 2006 is $95,500.

NOTE 11- COMMITMENTS AND CONTINGENCIES

                  The Company had established a 401(k) Plan for its employees and agreed to match a portion of the contribution. Effective January 1, 2004, the Company discontinued its matching portion of the contribution.

                  Rent expense was $252,051 and $111,513 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 12- NOTE PAYABLE

                  In connection with the acquisition of Nurses PRN on July 1, 2005, the Company assumed a note payable with Jeffrey Dowling in the amount of $365,487. In addition, the Company assumed a note payable with Aftabe Adamjee in the amount of $250,000. The note payable to Jeff Dowling is payable in 26 monthly installments with a 9% interest rate. The note payable to Aftabe Adamjee is payable in two installments. The Company anticipates making full payment in 2006. The balances on these notes at September 30, 2006 were $122,809 and $250,000, respectively.

NOTE 13- STOCKHOLDERS' EQUITY

                  The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 300,000,000 shares authorized.

                  The Company has 180,426,111 common shares issued and outstanding and 4,295,000 shares of Series A convertible preferred stock issued and 4,295,000 outstanding as of Sptember 30, 2006.

                  On December 13, 2005, the Company issued 3,000,000 shares of Series A convertible preferred stock. The stock was issued in three parts; the first installment was consummated when the Company issued 2,184,201 shares in payment of a promissory note held by Cornell Capital Partners LP ("Cornell"). The debt was in the amount of $2,113,332 plus accrued

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


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

                  On July 11, 2006 a convertible series A preferred shareholder notified the company of their intent to convert 20,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at a price of $ .0121, which translated into 1,652, 893 shares of common stock.

                  In connection with the conversion of preferred stock, total outstanding preferred shares were decreased by 105,000 shares and beneficial interest was recognized in the amount $5,333 for the nine months ended September 30, 2006.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 14- GOING CONCERN

                  As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended September 30, 2006 and 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

                  Management is confident that they can improve operations and raise the appropriate funds needed through contracts into which the Company recently has entered.

                  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  On September 6, 2006 MSSI and NOC entered into the LOI with General Healthcare Resources, Inc. (GHR) pursuant to which GHR would acquire substantially all of the assets of NOC for an aggregate purchase price equal to Two Million Eight Hundred Fifty Thousand Dollars (2,850,000). The transaction is subject to satisfactory completion of due diligence and other condition including the execution of a definitive agreement. The parties have agreed to execute a definitive Asset Purchase Agreement within sixty (60) days following the execution of the LOI.

NOTE 15- LITIGATION

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)


NOTE 15- LITIGATION (CONTINUED)

                  As a result of the February 16, 2006 latest decision, the Company placed $1,250,000 in escrow with the Fairfax County Circuit Court of Appeals. The proceeds will be held in escrow until adjudication of the matter with the Court of Appeals. The final order in the amount $851,875 was recorded as a current liability along with $302,415 in accrued interest to September 30, 2006.

                  On September 8, 2006 the Supreme Court of Virginia in the City of Richmond upon review of the record and consideration of the argument submitted in support of and in opposition to the granting of an appeal, refused the Petition.

                  On November 17, 2006 the Virginia Supreme Court denied the Company's petition for rehearing of its September 8, 2006 ruling denying the Company's appeal in this case against the plaintiff.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Introduction - Forward Looking Statements

Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Medical Staffing's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Medical Staffing with the U.S. Securities and Exchange Commission (SEC). Many of these factors are beyond Medical Staffing's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

Revenues have grown as a result of our acquisition of Nurses Onsite Corp., which has aggregate revenues greater than Medical Staffing. Nurses Onsite Corp. has substantially increased the Company's operations in the private healthcare nursing sector. The acquisition has made a positive contribution to revenue and has provided us an entry vehicle into the commercial nurse staffing arena. Nurses Onsite Corp. is presently operating in fourteen (14) staffing locations in nine (9) states (including Virginia) and has more than 900 nurses that it can call upon to fulfill the needs of over four hundred (400) hospitals it presently services. Over the next twelve (12) months, Nurses Onsite Corp. plans to establish operations in additional locales within the states in which it operates.

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

Going Concern

As reflected in the Company's financial statements as of September 30, 2006, the Company's accumulated deficit is $10,132,000 and its working capital is $(2,134,964). The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital. Management is confident that they can improve operations and raise the appropriate funds needed through contracts into which the Company recently has entered. Management is planning to obtain capital principally through the sale of equity securities and/or part of its current assets to support its operations during the next twelve (12) months. The financial statements for September 30, 2006 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


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


Results of Operations


      Results Of Operations For The Three (3) Months Ended September 30, 2006, Compared To The Three Months Ended September 30, 2005


                                    Revenues

Revenues for the quarter ended September 30, 2006 were $4,424,764, a decrease of $19,382, as compared to revenues of approximately $4,444,146 for the quarter ended September 30, 2005. The decrease in revenues in 2006 was attributable to completion of contracts.




                                  Cost Of Sales

Cost of sales for the quarter ended September 30, 2006, was $3,580,478 million, or eighty-one percent (81%) of revenues, as compared to $3,254,180, or seventy-three percent (73%) of revenues, for the quarter ended September 30, 2005. The percentage increase in cost of sales for the quarter ended September 30, 2006 was primarily attributable to the increase in the cost of labor associated with the Nurses Onsite contracts.


                                  Gross Profit

Gross profit for the quarter ended September 30, 2006, was $ 844,286, or nineteen percent (19%) of revenues, as compared to gross profit of $1,189,966, or twenty- seven (27%) of revenues, for the quarter ended September 30, 2005.

                               Operating Expenses

Operating expenses for the quarter ended September 30, 2006, were $1,469,027 or thirty-three percent (33%) of revenues, as compared to $1,609,156, or thirty-six percent (36%) of revenues, for the quarter ended September 30, 2005. The decrease in operating expenses in 2006 was primarily attributable to the reduced cost of administrative and general and administrative expenses.

                             Other Income (Expense)

Other income (expense) for the quarter ended September 30, 2006, was $(143,991), as compared to $(89,430) for the quarter ended September 30, 2005. The increase was from interest expenses.

                                    Net Loss

The Company had a net loss of $768,732 for the quarter ended September 30, 2006, compared to a net loss of $508,620 for the quarter ended September 30, 2005. The increased loss of $260,112 was mainly attributable to increase interest costs, predominantly accrued in connection with February 16, 2006 legal ruling against the company, which is being appealed as well as lower margins which were not offset by reduced operating expenses as a percentage of sales.

      Results Of Operations For The Nine (9) Months Ended September 30, 2006, Compared To The Nine (9) Months Ended September 30, 2005


                                    Revenues

Revenues for the nine (9) months ended September 30, 2006 were $14,596,385 an increase of $7,293,163, or one hundred percent (100%) as compared to revenues of approximately $7,303,222 for the nine months ended September 30, 2005. The increase in revenues in 2006 was attributable to acquisition of Nurses Onsite Corp.


                                  Cost Of Sales

Cost of sales for the nine (9) months ended September 30, 2006, was $10,819,949 million, or seventy-four percent (74%) of revenues, as compared to $5,214,044, or seventy-one percent (71%) of revenues, for the nine (9) months ended September 30, 2005. The percentage increase in cost of sales was primarily attributable to increased cost of the labor associated with providing Nurses Onsite Corp. nursing services.


                                  Gross Profit

Gross profit for the nine (9) months ended September 30, 2006, was $3,776,436, or twenty-six percent (26%) of revenues, as compared to gross profit of $2,089,178, or twenty-nine (29%) of revenues, for nine (9) months ended September 30, 2005.


                               Operating Expenses

Operating expenses for the nine (9) months ended September 30, 2006, were $5,325,380 or thirty-six percent (36%) of revenues, as compared to $3,035,147, or forty-two percent (42%) of revenues, for the nine (9) months ended September 30, 2005. The increase in operating expenses in 2006 was primarily attributable to increased costs associated with the acquisition of Nurses Onsite Corp. The decrease in operating expenses as a percentage of revenues was due to the reduced percentage cost of general and administrative expenses as a percentage of revenues.


                             Other Income (Expense)

Other income (expense) for the nine (9) months ended September 30, 2006, was $(1,327,395), as compared to $(228,179) for the nine (9) months ended September 30, 2005. The increase expense was from the inclusion of the February 16, 2006 legal ruling against the Company in the amount of $ 851,875 plus interest, which is being appealed, as well as increased interest costs.

                                    Net Loss

The Company had a net loss of $2,876,339 for the nine (9) months ended September 30, 2006, compared to a net loss of $1,174,148 for the nine (9) months ended September 30, 2005. The increased loss of $1,702,191 was mainly attributable to inclusion of the February 6, 2006 legal ruling against the Company in the amount of $851,875 plus interest, which is being appealed, as well as increased interest costs and lower margin which were not offset by reduced operating expenses as a percentage of sales.

Liquidity and Capital Resources

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,876,399 and $1,174,148 for the nine (9) months ended September 30, 2006 and 2005, respectively, and had an accumulated deficit of $10,131,982 at September 30, 2006. At September 30, 2006 the Company had a working capital deficit of $2,134,964 due to insufficient cash generated from operations.
Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to attempt to obtain additional capital principally through the sale of equity securities and/or part of its current business. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

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

Cash used in operating activities was $1,454,157 for the nine (9) months ended September 30, 2006, compared to cash used of $805,134 for the same period in 2005.

Cash used in investing activities was $19,800 for the nine (9) months ended September 30, 2006, compared to cash used in investing activities of $1,686,659 for the same period in 2005. This decreased amount of $1,666,859 was mainly due to the expenditure of $1,600,000 for the acquisition of Nurses Onsite Corp. in the same period last year.

Net cash provided by financing activities was $1,227,193 for the nine (9) months ended September 30, 2006, compared to $2,464,639 during the same period in 2005. This decreased amount of $1,237,446 was mainly due to a reduction in sales of securities.

In May 2002, the Company entered into a line of credit agreement with a factor. The loan was fully paid off in June 2005.

On March 11, 2004, the Company entered into a now-terminated Standby Equity Distribution Agreement with Cornell Capital. Under the agreement, the Company was to issue and sell to Cornell Capital common stock for a total purchase price of up to $5,000,000. Cornell Capital received a one-time commitment fee of 750,000 shares of the Company's common stock. In addition, the Company entered into a placement agent agreement with Newbridge Securities Corporation, a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 10,000 restricted shares of common stock equal to approximately $1,400 based on the Company's stock price on March 11, 2004. This Agreement expired in April 2006. Through September 30, 2006, Medical Staffing had drawn down $2,440,000 under the Standby Equity Distribution Agreement and Medical Staffing has issued 74,744,294 shares of common stock to Cornell Capital. The proceeds have been utilized to repay principal of the $1,000,000 promissory note issued to Cornell Capital on June 11, 2004 and the $315,000 promissory note issued to Cornell Capital on October 18, 2004, and a portion of the $2,000,000 promissory note issued to Cornell Capital on January 5, 2005 as set forth below.

On June 11, 2004, the Company received $1,000,000 in return for a promissory note to Cornell Capital. As of June 30, 2005, the note has been fully paid. The Company terminated the Standby Equity Distribution Agreement on January 11, 2006 together with all related transaction documents thereto.

On October 18, 2004,  the Company  received  $315,000 in return for a promissory note issued to Cornell Capital. As of June 30, 2005, the note has been fully paid.

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

On June 27, 2005, Medical Staffing entered into a factoring agreement (the "Factoring Agreement") with its wholly-owned subsidiary TeleScience International, Inc. ("TeleScience"), its wholly-owned subsidiary Nurses PRN Acquisition Corp. then "NPRN" and now "Nurses Onsite Corp." and SYSTRAN Financial Service Corporation ("SYSTRAN"), a subsidiary of Textron Financial Corporation ("Textron"), pursuant to which SYSTRAN established a Five Million Dollar ($5,000,000) credit facility (the "Facility") with Medical Staffing in order for Medical Staffing to finance the accounts receivables of TeleScience and Nurses Onsite Corp. The Factoring Agreement shall commence its term on the date Medical Staffing first receives funds pursuant to the Facility, and shall continue through twelve (12) months, with twelve (12) month renewal periods. Medical Staffing shall pay interest on any outstanding balance at the Wells Fargo Bank Prime Rate plus one half of one percent (0.50%), and pay a discount fee of one half of one percent (0.50%) of the face amount of all unbilled invoices and bills purchased by SYSTRAN. SYSTRAN shall have a first and only security interest in all of Medical Staffing's present and future accounts, deposit accounts, chattel paper, contract rights (including insurance contracts and insurance proceeds), general intangibles, choses in action, instruments and documents, whether owned as of the date of the Factoring Agreement or acquired thereafter, and the proceeds of each of the foregoing. Upon the request of Medical Staffing, the Facility shall be reviewed for conversion to a Textron asset-based revolving credit facility. The outstanding balance at September 30, 2006 was $2,296,947.

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

Effective January 1, 2006, Dr. L. Carl Jacobsen was appointed to serve as Vice President - General Counsel of the Company. Prior to his appointment, Dr. Jacobsen served as Vice President of Human Resources & Administration for the Company since September 25, 2003. Dr. Jacobsen is presently responsible for all legal matters and he also serves as secretary and as an advisor to the Board of Directors. Dr. Jacobsen earned his JD degree from Antioch School of Law and his PhD in linguistics from UCLA.

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

On September 7, 2006, the Company signed a Letter of Intent to sell the assets of Nurses Onsite Corp. to General Healthcare Resources, Inc., a Pennsylvania corporation for the sum of $2,850,000. The sale is presently anticipated to be consummated by the end of November 2006.

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

Management's Strategic Plan

The Management's strategic plan is to: (1) continue to grow its medical services organically and (2) enhance recruitment subject to the availability of capital.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements,("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

The FASB also issued in September 2006 Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statement No. 87, 88, 106 and 132(R), ("FAS 158"). This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. FAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not yet analyzed the impact FAS 158 will have on its financial condition, results of operations, cash flows or disclosures.

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

A material weakness exists as of September 30, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of September 30, 2006, in controls over closing procedures due to a number of adjustments made at the end of the three-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On February 16, 2006, the Circuit Court of Fairfax County, Virginia (the "Trial Court") entered a Final Order in favor of plaintiff Azmat Ali against TeleScience, a wholly-owned subsidiary of the Company, Dr. Brajnandan B. Sahay and Mrs. Rupa Sahay (TeleScience, Dr. Sahay and Mrs. Sahay are collectively referred to herein as the "Defendant-Appellant"), in the matter Azmat Ali v. TeleScience International, Inc., et al. (At Law No. 218574) as is more fully set forth in the Company's Current Report on Form 8-K as filed with the SEC on March 6, 2006. In response to the Trial Court's ruling, Defendant-Appellant made a petition for appeal (the "Petition") with the Supreme Court of Virginia in the City of Richmond (the "Supreme Court"). On September 8, 2006, the Supreme Court, upon review of the record and consideration of the argument submitted in support of and in opposition to the granting of an appeal, refused the Petition. On November 17, 2006 the Virginia Supreme Court denied the Company's petition for rehearing of its September 8, 2006 ruling denying the Company's appeal in this case against the plaintiff.

In October 2004, The Roche Group sued the Company for pecuniary loss in connection with an ex-dividend date of the Company's stock. The courts have dismissed two (2) of the three (3) counts with prejudice. Plaintiffs are seeking $125,000 in damages. The parties have agreed to mediation in an attempt to fully resolve the litigation. The mediation is in progress.

In June 2006, Contemporary Nursing Solutions, Inc. (CNS) filed an amended complaint/suit which included the Company and its subsidiaries and asked for injunctive and other relief for hiring a former employee of CNS. The Company is presently in the discovery phase of the proceeding. The Company believes the case is without merit and, if necessary, intends to vigorously defend.

In June 2006, Mirza W. Ahmed and Asra Ahmed (together, the "Plaintiff") filed suit against the Company and the Company's subsidiary Nurses Onsite (together, the "Defendants") for failure to pay under a note which such note had allegedly been assigned to Plaintiff by the original beneficiary, Aftab Adamjee ("Adamjee"). Plaintiff is seeking $250,000 plus accrued interest and expenses including attorney's fees. Nurses Onsite has been advised by the Internal Revenue Service (IRS) that the original beneficiary was liable to the IRS for an amount in excess of the note amount and that payment to a third party should not be made until the IRS deficiency is satisfied. The Company believes the attempt to assign the note was an attempt to defraud the IRS. On or about July 19, 2006, Defendants filed an Answer and Affirmative Defenses. Defendants deny the key allegations of the Complaint and assert that they are not liable to Plaintiffs for a variety of affirmative defenses including, but not limited to, Plaintiff's lack of standing to assert the claims raised and that the note was made fraudulently to avoid Nurses Onsite's restrictions on paying said note. Plaintiff replied to the affirmative defenses denying the same. The attorneys are not able to assess the likelihood of success on the merits for these claims at this stage, but the Company does intend to defend them vigorously.

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

On July 11, 2006, a convertible Series A preferred shareholder notified the Company of their intent to convert 20,000 shares of Series A preferred stock into common stock, as outlined in the investment agreement. The Series A preferred shares were converted at a price $0.0121, which translated into 1,652,893 shares common stock. There were no other transactions involving common stock in the quarter ended September 30, 2006.

In connection with the conversion of the Series A preferred stock, total outstanding preferred shares were decreased by 20,000 shares.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits:


EXHIBIT NO.

3.1          Articles of Incorporation, as       Incorporated by reference to Exhibit 3(a) to the Company's Registration
             amended                             Statement on Form SB-2 as filed with the United States Securities and
                                                 Exchange Commission on October 9, 2001

3.2          Bylaws                              Incorporated by reference to Exhibit 3(b) to the Company's Registration
                                                 Statement on Form SB-2 as filed with the United States Securities and
                                                 Exchange Commission on October 9, 2001

3.3          Certificate of Amendment to         Incorporated by reference to Exhibit 3 to the Company's Annual Report on
             Articles of Incorporation           Form 10-KSB as filed with the United States Securities and Exchange
                                                 Commission on March 27, 2003

3.4          Certificate of Amendment to         Incorporated by reference to Exhibit 3 to the Company's Annual Report on
             Articles of Incorporation           Form 10-KSB as filed with the United States Securities and Exchange
                                                 Commission on March 27, 2003

4.1          Certificate of Designation of       Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K as
             Series A Preferred Stock, as        filed with the SEC on January 18, 2006
             filed with the Secretary of State
             of the State of Nevada on
             December 16, 2005



4.2          Amended and Restated Certificate    Incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed
             of Designation of Series A          with the SEC on March 17, 2006
             Preferred Stock as filed with the
             Secretary of State for the State
             of Nevada on March 13, 2006

10.1         Sublease  Agreement  dated          Incorporated  by reference to Exhibit 10.1 to the  Company's
             December 23, 2002 by and            Annual Report  among on Form  10-KSB as filed  with the
             InterAmerica  Technologies,         United  States  Securities  and Exchange Commission on April 9, 2004
             Inc., Kemron Environmental
             Services and Telescience
             International, Inc.

10.2         Promissory  Note in the  principal  Incorporated  by  reference  to Exhibit 10.2 to the Company's Annual Report
             amount of $875,920 made by the      on Form  10-KSB as filed with the United  States  Securities
             Company in favor of Dr. B.B. Sahay  and Exchange  Commission on April 9, 2004

10.3         Memorandum  of  Understanding       Incorporated  by reference to Exhibit 10.3 to the Company's  Annual Report
             dated  March 10, 2004, by and       on Form 10-KSB as filed with the United  States  Securities and Exchange
             between Silver Star                 Commission on April 9, 2004
             Technologies,  Inc. and
             TeleScience International,
             Inc.

10.4         Memorandum of Understanding by      Incorporated by reference to Exhibit 10.4 to the Company's Annual Report
             and between Telescience             on Form 10-KSB as filed with the United States Securities and Exchange
             International, Inc. and             Commission on April 9, 2004
             Chesapeake Government
             Technologies, Inc.

10.5         Proposal dated January 7, 2004      Incorporated by reference to Exhibit 10.5 to the Company's Annual Report
             from Professional Nursing           on Form 10-KSB as filed with the United States Securities and Exchange
             Resources, Inc. to Telescience      Commission on April 9, 2004
             International, Inc.

10.6         Renewal Agreement dated February    Incorporated by reference to Exhibit 10.14 to the Company's Annual Report
             5, 2004, from Commonwealth of       on Form 10-KSB as filed with the United States Securities and Exchange
             Pennsylvania to Telescience         Commission on April 9, 2004
             International, Inc. regarding
             Contract 2550-09 Personal
             Protection Equipment PPE

10.7         Memorandum of Understanding dated   Incorporated by reference to Exhibit 10.15 to the Company's Annual Report
             February 23, 2004, to Mobile        on Form 10-KSB as filed with the United States Securities and Exchange
             Healthcare Solutions, Inc. from     Commission on April 9, 2004
             Telescience International, Inc.

10.8         Master Contract dated April 1,      Incorporated by reference to Exhibit 10.17  to  the  Company's   Annual  Report
             2004,  by  and  between             on  Form  10-KSB  as  filed  with  the  United  States Securities and Exchange
             Telescience   International, Inc.   Commission on April 9, 2004
             and State of California
             Department of Corrections



10.9         Memorandum  dated  March 26,        Incorporated  by  reference  to Exhibit  10.20 to the  Company's  Annual  Report
             2003  regarding  Branch             on Form  10-KSB as filed with the  United  States Securities and Exchange
             Office  Location                    Commission on April 9, 2004


10.10        $1,000,000  Promissory  Note        Incorporated  by  reference to Exhibit  10.18 to  Medical  Staffing's  Annual
             issued  to  Cornell  Capital        Report on Form 10-KSB as filed with the United States Securities and
             Partners,  LP  by Medical           Exchange  Commission on March 31, 2005 2004
             Staffing on June 8,

10.11        $315,000 Promissory Note issued     Incorporated  by  reference  to Exhibit  10.19 to  Medical  Staffing's  Annual
             to Cornell Capital Partners, LP     Report on Form 10-KSB as filed with the United States Securities   and
             by  Medical  Staffing  on           Exchange Commission on March 31, 2005
             October  6,  2004

10.12        Amended  and  Restated              Incorporated  by  reference  to Exhibit 10.25 to Medical  Staffing's Amended
             Promissory  Note issued to          Form SB-2 as filed with the United  States  Securities  and Exchange
             Cornell Capital Partners, LP        Commission on August 5, 2005
             by Medical Staffing  on
             January 5, 2005 and amended on
             June 7, 2005

10.13        Employment Agreement between        Incorporated by reference to Exhibit 10.21 to Medical Staffing's Annual
             Medical Staffing and Brajnandan     Report on Form 10-KSB as filed with the United States Securities and
             B. Sahay dated January 1, 2005      Exchange Commission on March 31, 2005

10.14        Contract dated December 6, 2004,    Incorporated by reference to Exhibit 10.22 to Medical Staffing's Annual
             by and between Telescience          Report on Form 10-KSB as filed with the United States Securities and
             International, Inc. and State of    Exchange Commission on March 31, 2005
             California Department of
             Corrections

10.15        Master Contract dated December      Incorporated by reference to Exhibit 10.23 to Medical Staffing's Annual
             19, 2004, by and  between           Report on Form 10-KSB as filed with the United States Securities and
             Telescience International, Inc.     Exchange Commission on March 31, 2005
             and State of California
             Department of Corrections

10.16        90 Days Consulting Services         Incorporated by reference to 5.1 to Medical Staffing's Form SB-2 as filed
             Contract                            with the United States Securities and Exchange Commission on April 13,
                                                 2005

10.17        Amended  and  Restated              Promissory  Incorporated  by  reference  to Exhibit 10.25 to Medical
             Note issued to Cornell              Staffing's Amended Form SB-2 as filed with the United  States  Securities  and
             Capital Partners,  LP by            Exchange Commission on August 5, 2005
             Medical Staffing on April 26,
             2005 and amended on June 7,
             2005

10.18        SYSTRAN  Financial  Services        Incorporated  by reference to Exhibit 99.1  to  Medical   Staffing's  Form  8-K
             Corporation   Factoring             as filed with the United States Securities and Exchange Commission  on
             Agreement, dated as of              by July 14, 2005
             October 31,  2005,  and
             between Medical Staffing
             Solutions, Inc., TeleScience
             International, Inc., Nurses PRN
             Acquisition Corp. and SYSTRAN
             Financial Service Corporation



10.19        Form of  Addendum  to the           Incorporated  by  reference  to Exhibit  99.2 to Medical  Staffing's  Form 8-K
             SYSTRAN Financial  Services         as filed with the United States Securities and Exchange Commission on
             Corporation Factoring               July 14, 2005
             Agreement

10.20        Form  of  Continuing   Guaranty     Incorporated  by  reference  to Exhibit    99.3   to    Medical Staffing's  Form
                                                 8-K as filed with  the United States Securities  and Exchange Commission on July 14, 2005


10.21        Form of Letter to  SYSTRAN          Incorporated  by  reference  to Exhibit  99.4  to  Medical   Staffing's  Form
             Credit  and Operations              8-K as filed with the United States Securities and Exchange Commission on
             Departments                         July 14, 2005



10.22        Securities Purchase Agreement,      Incorporated by reference to Exhibit 99.1 to Medical Staffing's Form 8-K
             dated September 2, 2005, by and     as filed with the United States Securities and Exchange Commission on
             between Medical Staffing            October 3, 2005
             Solutions, Inc. and Cornell
             Capital Partners, LP

10.23        Secured Convertible Debenture,      Incorporated by reference to Exhibit 99.2 to Medical Staffing's Form 8-K
             dated September 2, 2005, issued     as filed with the United States Securities and Exchange Commission on
             by Medical Staffing Solutions,      October 3, 2005
             Inc. to Cornell Capital Partners,
             LP

10.24        Investor Registration Rights        Incorporated by reference to Exhibit 99.3 to Medical Staffing's Form 8-K
             Agreement, dated September 2,       as filed with the United States  Securities and Exchange Commission on
             2005, by and between Medical        October 3, 2005
             Staffing Solutions, Inc. and
             Cornell Capital Partners, LP
             Incorporated by reference to
             Exhibit 99.3 to Medical
             Staffing's Form 8-K as filed with
             the United States Securities and
             Exchange Commission on October 3,
             2005

10.25        Escrow Agreement, dated September   Incorporated by reference to Exhibit 99.4 to Medical Staffing's Form 8-K
             2, 2005, by and between Medical     as filed with the United States Securities and Exchange Commission on
             Staffing Solutions, Inc., Cornell   October 3, 2005
             Capital Partners, LP and David
             Gonzalez, Esq., as  Escrow Agent

10.26        Security Agreement, dated           Incorporated by reference to Exhibit 99.5 to Medical Staffing's Form 8-K
             September 2, 2005, by and           as filed with the United States Securities and Exchange  Commission on
             between Medical  Staffing           October  3,  2005
             Solutions,  Inc. and Cornell
             Capital Partners, LP

10.27        Irrevocable  Transfer  Agent        Incorporated  by reference to Exhibit 99.6 to Medical  Staffing's Form 8-K
             Instructions, dated September       as  filed  with  the  United  States  Securities  and  Exchange Commission on
             2, 2005                             October 3, 2005

10.28        Warrant,  effective August 10,      Incorporated by reference to Exhibit 99.7 to  Medical  Staffing's  Form  8-K
             2005,  issued  by  Medical          as filed with the United  States  Securities  and Exchange Commission on
             Staffing Solutions,                 October 3, 2005
             Inc. to Cornell Capital
             Partners, LP



10.29        Investment  Agreement,  dated       Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K as
             December 13, 2005, by and between   filed with the SEC on January 18, 2006
             Medical Staffing  Solutions,
             Inc. and Cornell Capital
             Partners, LP

10.30        Investor Registration Rights        Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K as
             Agreement, dated December 13,       filed with the SEC on January 18, 2006
             2005, by and between Medical
             Staffing Solutions, Inc. and
             Cornell Capital Partners, LP

10.31        Escrow Agreement, dated December    Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K as
             13, 2005, by and among Medical      filed with the SEC on January 18, 2006
             Staffing Solutions, Inc., Cornell
             Capital Partners, LP and David
             Gonzalez, Esq. as Escrow Agent

10.32        Irrevocable Transfer Agent          Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K as
             Instructions, dated December 13,    filed with the SEC on January 18, 2006
             2005, by and among Medical
             Staffing Solutions, Inc., David
             Gonzalez, Esq. and Holladay Stock
             Transfer, Inc.

10.33        Warrant, dated December 13, 2005,   Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K as
             issued by Medical Staffing          filed with the SEC on January 18, 2006
             Solutions, Inc. to Cornell
             Capital Partners, LP

10.34        Amended and Restated Investment     Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed
             Agreement, dated March 13, 2006,    with the SEC on March 17, 2006
             by and between Medical Staffing
             Solutions, Inc. and Cornell
             Capital Partners, LP

10.35        Amended and Restated Investor       Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed
             Registration Rights Agreement,      with the SEC on March 17, 2006
             dated March 13, 2006, by and
             between Medical Staffing
             Solutions, Inc. and Cornell
             Capital Partners, LP

10.36        Irrevocable Transfer Agent          Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed
             Instructions, dated March 13,       with the SEC on March 17, 2006
             2006, by and among Medical
             Staffing Solutions, Inc., David
             Gonzalez, Esq. and Holladay Stock
             Transfer, Inc.

10.37        Warrant CCP 2, dated March 13,      Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed
             2006, issued by Medical Staffing    with the SEC on March 17, 2006
             Solutions, Inc. to Cornell
             Capital Partners, LP



10.38        Warrant CCP 3, dated March 13,      Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed
             2006, issued by Medical Staffing    with the SEC on March 17, 2006
             Solutions, Inc. to Cornell
             Capital Partners, LP

10.39        Warrant CCP 4, dated March 13,      Incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed
             2006, issued by Medical Staffing    with the SEC on March 17, 2006
             Solutions, Inc. to Cornell
             Capital Partners, LP

10.40        Warrant CCP 5 dated March 13,       Incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed
             2006, issued by Medical Staffing    with the SEC on March 17, 2006
             Solutions, Inc. to Cornell
             Capital Partners, LP

10.41        Termination Agreement dated March   Incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed
             13, 2006, by and among Medical      with the SEC on March 17, 2006
             Staffing Solutions, inc., Cornell
             Capital Partners, LP and David
             Gonzalez, Esq.

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

32.1         Certification by Chief Executive    Provided herewith
             Officer and Principal Financial
             Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant
             to Section 906 of the
             Sarbanes-Oxley Act of 2002

99.1         Final Order, dated February 16,     Incorporated by reference to Exhibit 99.1 to the Company's Current Report
             2006, in the matter of Azmat Ali    on Form 8-K as filed with the SEC on March 6, 2006
             v. TeleScience International,
             Inc., et al. (At Law No. 218574)
             in the Circuit Court of Fairfax
             County, Virginia

99.2         Opinion Letter, dated February      Incorporated by reference to Exhibit 99.2 to the Company's Current Report
             16, 2006, in the matter of Azmat    on Form 8-K as filed with the SEC on March 6, 2006
             Ali v. TeleScience International,
             Inc., et al. (At Law No. 288574)
             in the Circuit Court of Fairfax
             County, Virginia

99.3         Order, dated September 8, 2006,     Incorporated  by  reference  to Exhibit 99.3 to the Company's Current Report
             from the Supreme Court              on Form 8-K as filed with the SEC on September 18, 2006
             of  Virginia in the City
             of Richmond

(B) Current  Reports on Form 8-K Filed During the Quarter  Ended  September  30,
2006:

On September 13, 2006, the Company filed a Current Report on Form 8-K with the SEC announcing that it had entered into a Letter of Intent with General Healthcare Resources, Inc. and Nurses Onsite on September 6, 2006 pursuant to which GHR would acquire substantially all of the assets of Nurses Onsite.

On September 18, 2006, the Company filed a Current Report on Form 8-K with the SEC announcing that on September 8, 2006, the Supreme Court of Virginia in the City of Richmond refused the Petition made for appeal by TeleScience, Dr. Sahay and Mrs. Sahay as Defendant-Appellants in the matter Azmat Ali v. TeleScience International, Inc., et al. (At Law No. 218574).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Medical Staffing has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2006.


November 20, 2006                         MEDICAL STAFFING SOLUTIONS, INC.

                                          By:     /s/ Brajnandan B. Sahay
                                                  -----------------------
                                          Name:   Brajnandan B. Sahay,
                                          Title:  President, Chief Executive
                                                   Officer and Director