Form 10QSB/A
period 2006-09-30
MEDICAL STAFFING SOLUTIONS INC
filed 2006-12-11
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 Amendment No. 1
                                       to


                                   FORM 10-QSB/A


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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
CASH PAID DURING THE PERIOD FOR:

   Interest expense                                $    208,917   $    175,171
                                                   ============   ============
   Income taxes                                              --             --
                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION

  Common stock issuance for loan commitment fees             --   $    160,000
                                                   ============   ============
  Common stock issuance for interest payment                 --   $     62,142
                                                   ============   ============
  Options issued for compensation                  $      5,890             --
                                                   ============   ============



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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2006:

Furniture, fixtures and equipment               $299,265
Less:  accumulated depreciation                  190,202
                                                --------

Net book value                                  $109,063
                                                ========


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


The Company has 180,426,111 common shares issued and outstanding and 4,295,000 shares of Series A convertible preferred stock issued and 4,295,000 outstanding as of September 30, 2006.


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


On September 6, 2006 MSSI and NOC entered into the LOI with General Healthcare Resources, Inc. (GHR) pursuant to which GHR would acquire substantially all of the assets of NOC for an aggregate purchase price equal to Two Million Eight Hundred Fifty Thousand Dollars (2,850,000). On November 29, 2006, GHR informed the Company and NOC of its intention not to consummate the transaction and therefore, the LOI was terminated.


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


NOTE 16- SUBSEQUENT EVENTS

On November 27, 2006, the Company received from the IRS a Notice of Federal Tax Lien, dated November 8, 2006, providing notice to the Company that payroll taxes have been assessed against Nurses Onsite on September 11, 2006 for the tax period ended June 30, 2006 in the total amount of $361,688.15 and that therefore, effective November 14, 2006, there is a lien in favor of the United States on all property and rights to properly belonging to Nurses Onsite for the total amount of these payroll taxes, and additional penalties, interest, and costs that may accrue.

On November 27, 2006, the Company received from the IRS a Notice of Federal tax Lien, dated November 8, 2006, providing notice to the Company that payroll taxes have been assessed against Telescience (i) on July 3, 2006 for the tax periods ended December 31, 2005 and March 31, 2006 in amounts equal to $15,015.32 and $132,850.72, respectively and (ii) on September 11, 2006 for the tax period ended June 30, 2006 in an amount equal to $172,301.96 for a total amount equal to $320,168 and that therefore, effective November 14, 2006, there is a lien in favor of the United States on all property and rights to property belonging to Telescience for the total amount of these payroll taxes, and additional penalties, interest, and costs that may accrue.

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

Results of Operations


Results Of Operations For The Three (3) Months Ended September 30, 2006, Compared To The Three (3) Months Ended September 30, 2005


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


Furthermore, as of September 30, 2006, Telescience and Nurses Onsite are delinquent in paying their payroll taxes of $320,168 and $361,688.15, respectively. There can be no assurance that the ultimate liability for these employee payroll costs will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.


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


On September 7, 2006, the Company signed a Letter of Intent to sell the assets of Nurses Onsite Corp. to General Healthcare Resources, Inc., a Pennsylvania corporation ("GHR") for the sum of $2,850,000. On November 29, 2006, GHR informed the Company and Nurses Onsite Corp. of its intention not to consummate the transaction and therefore, the Letter of Intent was terminated.


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


Subsequent Event

On November 27, 2006, the Company received from the IRS a Notice of Federal Tax Lien, dated November 8, 2006, providing notice to the Company that payroll taxes have been assessed against Nurses Onsite on September 11, 2006 for the tax period ended June 30, 2006 in the total amount of $361,688.15 and that therefore, effective November 14, 2006, there is a lien in favor of the United States on all property and rights to properly belonging to Nurses Onsite for the total amount of these payroll taxes, and additional penalties, interest, and costs that may accrue.

On November 27, 2006, the Company received from the IRS a Notice of Federal tax Lien, dated November 8, 2006, providing notice to the Company that payroll taxes have been assessed against Telescience (i) on July 3, 2006 for the tax periods ended December 31, 2005 and March 31, 2006 in amounts equal to $15,015.32 and $132,850.72, respectively and (ii) on September 11, 2006 for the tax period ended June 30, 2006 in an amount equal to $172,301.96 for a total amount equal to $320,168 and that therefore, effective November 14, 2006, there is a lien in favor of the United States on all property and rights to property belonging to Telescience for the total amount of these payroll taxes, and additional penalties, interest, and costs that may accrue.


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

     10.2         Promissory Note in the principal     Incorporated by reference to Exhibit 10.2 to the Company's Annual Report
                  amount of $875,920 made by the       on Form 10-KSB as filed with the United States Securities and Exchange
                  Company in favor of                  Commission on April 9, 2004
                  Dr. B.B. Sahay

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

     10.27        Irrevocable Transfer Agent           Incorporated  by reference to Exhibit 99.6 to Medical  Staffing's Form 8-K
                  Instructions, dated September        as filed  ith the United States Securities and Exchange Commission on
                  2, 2005                              October 3, 2005

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

     99.3         Order, dated September 8, 2006,      Incorporated by reference to Exhibit 99.3 to the Company's Current Report
                  from the Supreme Court of            on Form 8-K as filed with the SEC on September 18, 2006
                  Virginia in the City of Richmond

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Medical Staffing has duly caused this Amendment No. 1 to the Company's Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2006.


December 11, 2006                        MEDICAL STAFFING SOLUTIONS, INC.

                                         By: /s/ Brajnandan B. Sahay
                                                 -----------------------
                                         Name:   Brajnandan B. Sahay,
                                         Title:  President, Chief Executive
                                                 Officer and Director