Form 10KSB
period 2006-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2007-05-15
CIK 1160437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

              FOR THE FISCAL YEAR ENDED        COMMISSION FILE NO.
                   DECEMBER 31, 2006                000-23967


                        MEDICAL STAFFING SOLUTIONS, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


           NEVADA                                        91-2135006
    --------------------                            --------------------
(State or other jurisdiction of              (I.R.S. EmployerIdentification No.)
incorporation or organization)


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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Medical Staffing was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Medical Staffing's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Medical Staffing's revenues for its most recent fiscal year: $18,849,163

Based on the closing sale price on April 16, 2007, the aggregate market value of the voting common stock held by non-affiliates of Medical Staffing is $270,639.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of April 16, 2007, Medical Staffing had 182,203,773 shares of common stock outstanding.

                                TABLE OF CONTENTS

PART  I
        FORWARD-LOOKING STATEMENTS                                             3
        ITEM 1. DESCRIPTION OF BUSINESS                                        3
        ITEM 2. DESCRIPTION OF PROPERTY                                        9
        ITEM 3. LEGAL PROCEEDINGS                                             10
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10
PART II
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      11
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     11
        ITEM 7. FINANCIAL STATEMENTS                                          19
        ITEM 8A.CONTROLS AND PROCEDURES                                       19
        ITEM 8B.OTHER INFORMATION                                             20
PART III
        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT    20
        ITEM 10.EXECUTIVE COMPENSATION                                        20
        ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    22
        ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                22
        ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K        22
        ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES                        29
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

On December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (Alexandria Division)("Bankruptcy Court"). Case nos.: 06-11822, 06-11821, and 06-11823. Each of the Registrant and the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and Orders of the Bankruptcy Court.

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

Our CEO has over 30 years experience in technology and medical services, and has spent considerable time establishing relationships with hospital systems. As a result of these relationships, we have been invited into many new markets by hospitals that feel their current staffing providers are not meeting their needs. We have been awarded many competitive bid contracts in markets where we do not have an office because of the confidence placed in us by our hospital clients.

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

We offer our nurses three (3) alternative payment methods:

1. Weekly Check: we can remotely print checks at any of our branches;

2. Weekly Direct Deposit to a pre-defined bank account; or

3. Weekly Deposit to the Nurses Onsite Corp. Cash Card. The Cash Card is a bank debit card that allows cash to be instantly deposited for subsequent withdrawing of funds. The Payroll department, using a web-interface to the bank, instantly completes this process. Many of the Company's nurses use this option for payroll. This has proven to be a valuable advantage particularly in geographically large areas as the nurse is saved the time of coming into one of the offices as well as making a trip to the bank.

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

o Strong Management Team with Extensive Healthcare Staffing and Acquisition Experience. Our management team, which averages more than ten (10) years of experience in the staffing industry, has played a key role in the per diem staffing industry and has consistently demonstrated the ability to successfully identify and integrate strategic acquisitions.

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

2. Strengthening and Expanding Our Relationships with Hospitals and Healthcare Facilities. We continue to strengthen and expand our existing relationships with our hospital and healthcare facility clients, and to develop new relationships. Hospitals and healthcare facilities are seeking a strong business partner for outsourcing who can fulfill the quantity and quality of their staffing needs and help them develop strategies for the most cost-effective staffing methods. In order to establish deeper and more collaborative partnerships, we have recently expanded our client services and account management team. This expansion allows us to better understand and serve the needs of our hospital and healthcare facility clients. Furthermore, because we possess a network in many states of temporary nurses, we are well positioned to offer our hospital and healthcare facility clients effective solutions to meet their staffing needs.

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

The Company's Marketing and Sales

In the latter part of 2005, the Company's marketing and sales efforts were distinctly separated between Nurses Onsite Corp. and TeleScience. In 2006, a more blended approach was used, leveraging the techniques of each subsidiary to increase overall sales for Medical Staffing.

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

The Company's commercial sector employs primarily relationship marketing and direct sales presentations to increase its client base. In 2006, the commercial sector used the Internet more aggressively to increase Nurses Onsite Corp.'s brand awareness. New and innovative mass recruiting and marketing methods were applied to increase sales in 2006. Sales and revenue can be increased most directly by increasing the number of nurses recruited and placed. Due to the nursing shortage, many outstanding orders are unable to be filled. Increasing its workforce enables Nurses Onsite Corp. to grow sales and revenue.

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

The main competitors of the Company are Spectrum Healthcare Resources, Sterling Medical Services and Maxim Healthcare. They are larger and have more resources. They may have greater name recognition, financial resources, service offerings and marketing resources than the Company. We provide less than 1% of the entire market currently.

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

Personnel

As of March 31, 2006, the Company had a total of one hundred seventy-eight (178) employees (full and part-time) working for the Company and located in nine (9) states and the District of Columbia. In addition, we have over 4400 registered nurses and other health care professionals in our database for per diem staffing.

The Company also engaged three (3) consultants. The principal (but not all) job categories are physicians (0), registered nurses (RNs) (26), licensed vocational nurses or licenses practical nurses (LPN's) (13), dental assistants and hygienists (9), certified nursing assistants (18) and management (12). The principal (but not all) locations are California (31), Louisiana (23), Virginia
(14) and the District of Columbia (14) (the numbers within parentheses in this paragraph refer to the number of employees in the category or location). The Company also periodically employs additional consultants and additional temporary employees.

As of January 1, 2006, an additional twenty-three (23) employees have been employed in connection with the acquisition of Nurses PRN, LLC (hereinafter referred to as "Nurses Onsite Corp.") in fourteen (14) active locations nationwide. These Nurses Onsite Corp. employees include four (4) employees in the Atlanta, Georgia locations , five (5) employees in the West Palm Beach, Florida office, two (2) employees in the Dallas, Texas office, one (1) employee in the Houston, Texas office, one (1) employee in the Las Vegas, Nevada office, one (1) employee in the Modesto, California office, one (1) employee in Phoenix, Arizona, one (1) employee in the New Orleans, Louisiana office, one (1) employee in the Oakland, California office, two (2) nurse recruiters, two (2) on-call coordinators and two (2) employees who work in Medical Staffing's Vienna, Virginia office. However, since the filing of our Chapter 11 bankruptcy, our NOC's staff size has been reduced by 40% as we have closed our Florida, Phoenix and Dallas offices to cut costs and reduce losses.

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

Medical Staffing Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

Since our inception, we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2006, we incurred losses of $3,950,196. Our accumulated deficit was $11,767,037 for the year ended December 31, 2006, and $7,816,841 for the year ended December 31, 2005. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.

We Have Been The Subject Of A Going Concern Opinion For December 31, 2006 and December 31, 2005, From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2006 and December 31, 2005, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 31, 2006 Were Not Sufficient To Satisfy Our Current Liabilities And, Therefore, Our Ability To Continue Operations Is At Risk

We had a working capital deficit of $6,487,159 at December 31, 2006, which means that our current liabilities as of that date exceeded our current assets on December 31, 2006 by $6,487,159. Current assets are assets that are expected to be converted to cash within one (1) year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2006, were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit, we may have to raise capital or debt to fund the deficit or curtail future plans.

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

Trading In Our Common Stock Has Been Temporarily Halted by the Bankruptcy Court

As a result of our initiation of Chapter 11 bankruptcy proceedings, the Federal Bankruptcy Court has issued a temporary stay for all trading in the equity and debt of the Company. Pursuant to this order, the Bankruptcy Court has halted all trading in our common stock until the submission of a plan and its confirmation. At that point, the Company plans to do everything necessary to reinstitute trading for its securities on a public market.

In the Future, When Our Stock Begins Trading Again, It May Be Affected By Limited Trading Volume And May Fluctuate Significantly, Which May Affect Shareholders' Ability To Sell Shares Of Our Common Stock

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

In the Future, When Our Stock Begins Trading Again, It May Be Affected By Sales Of Short Sellers, Which May Affect Shareholders' Ability To Sell Shares Of Our Common Stock

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

ITEM 2. DESCRIPTION OF PROPERTIES

Our principal executive office is located at 8150 Leesburg Pike, Suite 1200, Vienna, Virginia. The space is subleased by Medical Staffing through July 2007. The space consists of approximately 8,504 square feet. During the calendar year 2006 we paid rent of approximately $115,655.

We also lease a branch office located at 2573 Greenwood Avenue, Morro Bay, California. We pay a portion of the rent equal to $575 per month. Our annual rent in 2006 for this branch office was approximately $6,900.

NOC has six (6) staffing locations in six (6) states including Virginia. NOC's principal corporate office is located at 8150 Leesburg Pike, Suite 1200, Vienna, Virginia. The rent is approximately $5,000 per month. The annual rent in 2006 was approximately $60,000.

NOC also leases a branch office at the Hammond Center, 1155 Hammond Drive, Atlanta, Georgia 30328. The rent is approximately $2,053 per month. The annual rent in 2006 was approximately $24,636.

NOC also leases a branch office at Suite 116, 5373 West Alabama, Houston, Texas, 77056. The monthly base rent is approximately $953 and the annual rent in 2006 was approximately $11,160.

NOC also leases a branch office at Suite C, 4260 Sisk Road, Modesto, California 95356. The monthly rent is approximately $890 and the annual rent in 2006 was approximately $10,680.

NOC also leases a branch office at 3027 North Causeway Boulevard, Metairie, Louisiana 70002. The monthly rent was approximately $900 and the annual rent in 2006 was approximately $10,800.

We believe that we can obtain additional facilities required to accommodate our projected needs without difficulty and at commercially reasonable prices, although no assurance can be given that it will be able to do so.

ITEM 3. LEGAL PROCEEDINGS

Other than as noted below, Medical Staffing is not currently involved in any material legal proceedings.

Further, we understand that by virtue of our bankruptcy filing, all cases are subject to an automatic stay of further proceedings.

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

In October 2004, The Roche Group sued the Company for pecuniary loss in connection with an ex-dividend date of the Company's stock. The courts have dismissed two (2) of the three (3) counts with prejudice. Plaintiffs are seeking $125,000 in damages. The parties have agreed to mediation in an attempt to fully resolve the litigation. The matter was settled for $50,000, and a settlement agreement was executed by the parties on or about December 6, 2006.

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

On January 19, 2007, the Company filed an adversary proceeding under its chapter 11 against Robert Murphy and others seeking enforcement of a repayment provision in the asset purchase agreement involving Nurses PRN, LLC. The Company may become involved in litigation, from time to time, in the ordinary course of business.

On January 24, 2007, the Company filed an adversary proceeding under its chapter 11 against Medical Staff Management, Inc., seeking damages and a permanent injunction to prevent the misappropriation of Company's intellectual property.

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

The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2005, as reported by the National Quotation Bureau. It represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                       BID PRICES
                                   ------------------
                                    HIGH        LOW
                                   ------      ------
2004
First Quarter                       $0.27      $0.12
Second Quarter                      $0.38      $0.08
Third Quarter                       $0.03      $0.02
Fourth Quarter                      $0.10      $0.03

2005
First Quarter                       $0.06      $0.03
Second Quarter                      $0.03      $0.02
Third Quarter                       $0.06      $0.03
Fourth Quarter                      $0.03      $0.02

Medical Staffing presently is authorized to issue 1,500,000,000 shares of common stock with $0.001 par value. As of December 31, 2006 there were one hundred fifty-one (151) holders of record of Medical Staffing's common stock and 182,203,773 shares issued and outstanding.

Medical Staffing is authorized to issue 30,000,000 shares of $0.001 par value preferred stock, of which 4,287,000 shares of Series A Preferred stock are issued and outstanding as of December 31, 2006. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of with rights, designations, preferences and other terms, as may be determined by the Board in their sole discretion, at the time of issuance.

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

None.

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

Business

Medical Staffing is a provider of specialty medical staffing services throughout the country. We presently provide, through our wholly-owned subsidiary, TeleScience, health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. Through our wholly-owned subsidiary, Nurses Onsite Corp., we provide health related staffing services to private for-profit and non-profit acute care facilities in ten (10) states. These clients include some of the largest hospital chains in the country as well as small, single location facilities. We provide Registered Nurses (RN), Licensed Practical Nurses (LPN), various types of therapists and Certified Nursing Assistants (CAN's). the majority of our health care workers in the NOC subsidiary are RN's.

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

Revenues have grown as a result of our acquisition of Nurses Onsite Corp., which has aggregate revenues greater than Medical Staffing. Nurses Onsite Corp. has substantially increased the Company's operations in the private healthcare nursing sector. The acquisition has made a positive contribution and has provided us an entry vehicle into the commercial nurse staffing arena. Nurses Onsite Corp. is operating in fourteen (14) staffing locations in eight (8) states (including Virginia) and has more than 1,000 nurses that it can call upon to fulfill the needs of over two hundred (200) hospitals it presently services.

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

Going Concern

As reflected in the Company's financial statements for the year ended December 31, 2006, the Company's accumulated deficit of $11,767,037 and its working capital deficiency of $6,487,159 raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital. The financial statements for year ended December 31, 2006 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Material Weaknesses in Internal Controls

A material weakness existed as of December 31, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affected management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness existed as of December 31, 2006, in controls over closing procedures due to a number of adjustments made at the end of the three-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

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

Results of Operations For The Fiscal Year Ended December 31, 2006, Compared To The Fiscal Year Ended December 31, 2005

                                    Revenues

Revenues for the fiscal year ended December 31, 2006 were $18,849,163, an increase of $6,503,578, as compared to revenues of approximately $12,345,585 for the fiscal ended December 31, 2005. The increase in revenues in 2006 was attributable to the acquisition of Nurses Onsite Corp.

                                  Cost of Sales

Cost of sales for the year ended December 31, 2006, was $13,870,189 million, or seventy-four percent (74%) of revenues, as compared to $8,379,213 or sixty-eight percent (68%) of revenues, for the year ended December 31, 2005. The percentage increase in cost of sales for the year ended December 31, 2006 was primarily attributable to the fact that the margin on the Nurses Onsite Corp. contracts are lower than those within the TeleScience part of the Company, and a full year of operations for NOC was recorded in 2006 for the first time.

                                  Gross Profit

Gross profit for the year ended December 31, 2006, was $4,978,974, or twenty-six percent (26%) of revenues, as compared to gross profit of $3,966,372 or thirty-two percent (32%) of revenues, for the year ended December 31, 2005.

                               Operating Expenses

Operating expenses for the year ended December 31, 2006, were $8,575,531 or forty-five percent (45%) of revenues, as compared to $6,207,131 or fifty percent (50%) of revenues, for the year ended December 31, 2005. The increase in operating expenses in 2006 was primarily attributable to increased cost of general administrative expenses.

                             Other Income (Expense)

Other income (expense) for the year ended December 31, 2006, was $(353,639) as compared to $(147,553) for the year ended December 31, 2005. The increase was due to higher interest expenses incurred as result of increased sales volume. Increased sales volume resulted in higher factoring costs, therefore more was borrowed and a higher interest expense was incurred.

                                    Net Loss

The Company had a net loss of $3,950,196 for the year ended December 31, 2006, compared to a net loss of $2,388,312 for the year ended December 31, 2005. The increased loss of $1,561,884 was mainly attributable to settlement of a lawsuit.

Liquidity and Capital Resources

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $3,950,196 and $2,388,312 for the years ended December 31, 2006 and 2005, respectively, and had an accumulated deficit of $11,767,037 for the year ended December 31, 2006. Management recognizes that they must generate additional resources to enable them to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Medical Staffing obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

Furthermore, as of December 31, 2006 TeleScience and Nurses Onsite are delinquent in paying payroll taxes of $375,107 and $1,123,669 approximately without penalty and interest, respectively. The Company is also deliquent in paying state taxes of $300,000 approximately as of December 31, 2006. There can be no assurance that the ultimate liability for these employee payroll costs will not have a material adverse effect on the Company's financial condition, result of operations or cash flows.

Cash used in operating activities was $1,581,128 for the year ended December 31, 2006, compared to $3,015,226 for the same period in 2005. Cash used in 2005 would have been higher due to the Nurses OnSite Corp. acquisition which closed in July 2005.

Cash used in investing activities was $19,800 for the year ended December 31, 2006, compared to cash used by investing activities of $1,680,642 for the year ended December 31, 2005. This increase was principally due to the acquisition of Nurses OnSite Corp.

Net cash provided by financing activities was $1,323,842 for the year ended December 31, 2006, compared to $4,964,018 during the same period in 2005. This was mainly due to the funding through convertible debentures and the Standby Equity Distribution Agreement.

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

On September 2, 2005, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners whereby the Company issued and sold to Cornell Capital Partners up to $2,113,332 of secured convertible debentures (collectively, the "Convertible Debenture") which were convertible into shares of the Company's common stock. The Convertible Debenture was fully paid off upon entering into the Investment Agreement with Cornell Capital Partners on December 13, 2005.

On December 13, 2005, the Company entered into an Investment Agreement with Cornell Capital Partners pursuant to which the Company issued and sold to Cornell Capital Partners and Cornell Capital Partners purchased from the Company, Three Million Dollars ($3,000,000) of Series A Preferred shares which shall be convertible into shares of the Company's common stock and which amount shall solely consist of (a) the surrendering of that certain Convertible Debenture held by Cornell Capital as of September 2, 2005 equal to $2,184,201 ($2,113,332) in principal plus $70,869 in accrued interest) and (b) an additional cash amount equal to Eight Hundred Fifteen Thousand Seven Hundred Ninety-Eight Dollars ($815,798), of which Four Hundred Thousand Dollars ($400,000) has been funded as of December 13, 2005 and the remaining Four Hundred Fifteen Thousand Seven Hundred and Ninety-Eight Dollars ($415,798) has been funded as of January 27, 2006 pursuant to the Investor Registration Rights Agreement dated as of December 13, 2005.

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

In July and August 2005, Nurses Onsite Corp. opened new locations in Virginia and Arizona, respectively.

The New Orleans location of Nurses Onsite Corp. was completely destroyed during Hurricane Katrina in August 2005. This location had been contributing annual revenues of approximately $1.5 million, all of which abruptly ended as a result of the hurricane. The office was closed from August 2005 through and is expected to reopen on March 30, 2006 on a part-time basis.

On January 1, 2006, Mr. Robert Murphy was appointed to serve as Chief Operating Officer of the Company, Dr. L. Carl Jacobsen was appointed to serve as Vice President - General Counsel and Ms. Reeba Magulick was appointed to serve as Vice President - Corporate Marketing. Mr. Murphy, who is now subject to a lawsuit, is no longer with the Company since December 28, 2006. Also, as a result of reorganization, Dr. Jacobsen and Ms. Magulick are no longer corporate officers.

Management Strategy

Medical Staffing's management has taken several initiatives to grow and expand its current businesses of medical and technology services.

Management's Strategic Plan for Future Growth & Expansion

The Management's strategic plan for future growth and expansion is threefold:
(1) expand its medical services into the private sector; (2) enhance recruitment; and (3) acquire suitable companies. Although the Company is a party to that certain IDIQ Contract with Commonwealth of Pennsylvania for supplying homeland security products and equipment, we are not actively pursuing such business at this time. There have been no sales made pursuant to such IDIQ Contract.

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

Enhancing Recruitment. The Company is embarking on a long-range plan for recruiting ancillary and professional-level staff for medical contracts. This plan is geared toward expanding the business of Medical Staffing's most active services, the Medical Systems operations. The Medical Systems operations presently provide long-term medical staffing services for a wide array of military, federal, and state government health care facilities, such as hospitals and clinics. Medical Staffing is also moving towards entering into similar staffing arrangements with its private sector clients. The long-range recruiting plans will support both of these initiatives. These initiatives arise from the recognition of the opportunities provided by the well known and chronic shortage of health care professionals - specially registered nurses in the United States. Subsequent to our acquisition of Nurses Onsite Corp., the Company opened a national recruiting office and is also recruiting through the Nurses Onsite Corp. office.

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

Subsequent Events

On February 22, 2007, the Company which was previously being funded by Systran Financial Services through factoring of its account receivables, entered into an agreement to refinance its existing pre-petition and post-petition factoring indebtedness with AmeriSource, a new factoring company for factoring its existing and future pre-petition and post-petition account receivables. AmeriSource provided the company a maximum of $5,000,000 credit limit with automatic increase as business grows, 92% advance rate on billed invoices and a fee of 0.043% daily rate for the first 95 days; 0.100% daily rate thereafter.

The Company is partially delinquent in making its first quarter payroll taxes in the amount of approximately $180,000. The Company has made arrangements with AmeriSource, its funding company, to eliminate this delinquency as funds are received from services previously rendered by the Company.

On December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (Alexandria Division) ("Bankruptcy Court"). Case nos.: 06-11822, 06-11821, and 06-11823. Each of the Registrant and each of the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and Orders of the Bankruptcy Court.

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

A material weakness exists as of December 31, 2006, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of December 31, 2006, in controls over closing procedures due to a number of adjustments made at the end of the three-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and executive officers of Medical Staffing, their age, positions in Medical Staffing, the dates of their initial election or appointment as Directors or executive officers, and the expiration of the terms are as follows:

Name of Director/
Executive Officer       Age     Position                Period Served
---------------------   ---     ---------------------   ------------------------
Brajnandan B. Sahay      62     Chairman of the Board   September 25, 2003 to
                                of Directors,           date
                                President, Chief
                                Executive Officer and
                                Interim Principal
                                Financial Officer


Dr. Sahay is not a director of any company that files reports with the SEC, nor has he been involved in any personal bankruptcy proceedings, criminal proceedings, any proceeding involving any possibility of enjoining or suspending Dr. Sahay from engaging in any business, securities or banking activities, and has not been found to have violated, nor been accused of having violated, any federal or state securities or commodities laws.

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

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Medical Staffing believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) beneficial owners were complied with.

                                 Code Of Ethics

On March 29, 2004, the Board adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the SEC on April 9, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year ended December 31, 2006, 2005, and 2004, certain information regarding the compensation earned by Medical Staffing's Chief Executive Officer and each of Medical Staffing's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2006 exceeds $100,000 with respect to services rendered by such persons to Medical Staffing and its subsidiaries.


                                                 ANNUAL COMPENSATION                            LONG-TERM COMPENSATION
 -------------------------------  -------------------------------------------------  ----------------------------------------
 NAME AND PRINCIPAL                                                        OTHER      RESTRICTED    UNDERLYING      OTHER
 POSITION                         YEAR       SALARY          BONUS     COMPENSATION  STOCK AWARDS    OPTIONS     COMPENSATION
 -------------------------------  ----  ---------------  ------------  ------------  ------------  ------------  ------------
 Dr. Brajnandan B. Sahay          2006  $    250,000(3)  $         --   $        --    $       --   $        --   $        --
                                  2005  $    250,000(2)            --            --            --            --            --
                                  2004  $    185,836(1)            --            --            --            --            --
 Robert Murphy                    2006  $    117,692(4)         3,048            --            --            --            --



(1) $28,920 of this amount has been deferred.

(2) $66,561 of this amount has been deferred.

(3) $74,174 of this amount has been deferred.

(4) Mr. Murphy is no longer with the Company.

Option Grants

Medical Staffing has no outstanding options. However, pursuant to Medical Staffing's employment agreement with Dr. Sahay, Medical Staffing is obligated to grant 3,000,000 options to purchase common stock of Medical Staffing to Dr. Sahay. Upon the adoption of a stock option plan, Medical Staffing will issue these options to Dr. Sahay.

Compensation Of Directors

Medical Staffing did not issue any shares of common stock as compensation to any Director in 2006.

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

Nurses PRN Acquisition Corp. (hereinafter "Nurses Onsite Corp.") and Mr. Robert Murphy entered into a three (3) year executive employment agreement in connection with the completion of the acquisition by Medical Staffing of Nurses PRN, LLC on July 1, 2005. Pursuant to the employment agreement, Mr. Murphy shall serve as President or other executive officer. Mr. Murphy will receive: (a) $120,000 per year; (b) a bonus equal to five percent (5%) of Nurses Onsite Corp.'s net income after taxes for each fiscal year Mr. Murphy is employed with Nurses Onsite Corp.; (c) reimbursement for all reasonable business expenses; (d) health, life, dental and disability coverage; (e) entitlement to participate in all incentive, savings and retirement plans, policies and programs; and (f) fifteen (15) days of paid vacation annually. Mr. Murphy has resigned and is no longer with the Company since December 28, 2006.

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


                                  SECURITY OWNERSHIP CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        -------------------------------------------------------------------------------------------------------------
                                         Name and address                      Amount and Nature of       Percentage
        Title of Class                 of Beneficial Owner                     Beneficial Ownership      of Class (1)
        --------------  --------------------------------------------------   ------------------------    ------------
        Common          Brajnandan B. Sahay
                        Chairman of the Board of Directors, President
                        Chief Executive Officer and Interim Principal
                        Financial Officer
                        8150 Leesburg Pike, Suite 1200
                        Vienna, Virginia 22182                                             47,362,722           25.99%

(1) Applicable percentage of ownership is based on 182,203,773 shares of common stock outstanding at April 14, 2007 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two (2) years, Medical Staffing has not entered into a transaction with a value in excess of $60,000 with a Director, officer, or beneficial owner of five percent (5%) or more of Medical Staffing's common stock, except as disclosed in the following paragraphs.

Medical Staffing has outstanding at December 31, 2006, $95,500 of non-interest bearing note payable to related parties. These amounts have no specific repayment terms, and were provided to Medical Staffing to cover some of the costs of completing the merger. These amounts are reflected in the consolidated balance sheet as current liabilities.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) Documents Filed As Part Of This Report:

See Index to Consolidated Financial Statements attached, which are filed as part of this Annual Report.

(b) Reports On Form 8-K:

On January 18, 2006, the Company filed a report on Form 8-K describing the following event: On December 13, 2005 the Company entered into an Investment Agreement with Cornell Capital Partners, LP pursuant to which the Company issued and sold to Cornell Capital $3,000,000 of Series A Preferred shares which shall be convertible into shares of the Company's common stock.

On March 6, 2006, the Company filed a report on Form 8-K announcing that on February 16, 2006, the Circuit Court of Fairfax County, Virginia entered a Final Order in favor of plaintiff Azmat Ali against defendant TeleScience International, Inc., a wholly-owned subsidiary of Medical Staffing Solutions, Inc. in the matter Azmat Ali v. TeleScience International, Inc., et al.

On March 17, 2006, the Company filed a report on Form 8-K announcing entry into a material definitive investment agreement with Cornell Capital.

On June 9, 2006, the Company filed a report on Form 8-K correcting certain statements in the annual report for 2004.

On September 13, 2006, the Company filed a report on Form 8-K announcing that it had entered into a Letter of Intent to sell substantially all of the assets of a subsidiary for an aggregate purchase price equal to $2,850,000.

On September 18, 2006, the Company filed a report on Form 8-K announcing that on September 8, 2006, the Supreme Court, upon review of the record and consideration of the argument submitted in support of and in opposition to the granting of an appeal in certain litigation, refused the Petition.

On December 1, 2006, the Company filed a report on Form 8-K announcing termination of the letter of intent signed September 6, 2006 regarding the sale of assets.

On January 5, 2007, the Company filed a report on Form 8-K announcing that it had filed for protection from its creditors under Chapter 11 of the Bankruptcy Code.

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

    23.1               Consent of Bagell, Josephs & Company, L.L.C.       Provided herewith

    31.1               Certification pursuant to 15 U.S.C. Section        Provided herewith
                       7241, as adopted pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002

    32.1               Certification pursuant to 18 U.S.C. Section        Provided herewith
                       1350, as adopted pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees. The Company paid Bagell, Josephs, Levine & Company, L.L.C. audit fees of $20,000 for the audit of fiscal year 2006 and audit fees of $17,000 for the audit of fiscal year 2005.

(2) Audit - Related Fees. The Company has paid Bagell, Josephs, Levine & Company, L.L.C. audit related fees of $5,000 in 2006 for quarterly statement review and other accounting services.

(3) Tax Fees. The Company has paid $3,000 in 2006 for tax services to Bagell, Josephs, Levine & Company, L.L.C.

(4) All Other Fees. The Company has not paid for any other services to Bagell, Josephs, Levine & Company, L.L.C.

(5) Audit Committee pre-approval policies and procedures. The Company's sole director, which acts as the Company's audit committee, approved the engagement of Bagell, Josephs, Levine & Company, L.L.C.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, t 6 0 Medical Staffing has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized April 17, 2007.

May 15, 2007 MEDICAL STAFFING SOLUTIONS, INC.


By:   /s/ Brajnandan B. Sahay
-----------------------------
      Brajnandan B. Sahay,
      President, Chief Executive
      Officer, Interim
      Principal Financial
      Officer and Director

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm                    i

Balance Sheets as of December 31, 2006 and 2005                           F-1

Statements of Operations for the Years Ended
  December 31, 2006 and 2005                                              F-2

Statement of Changes in Stockholders' Deficit
  for the Years Ended December 31, 2006 and 2005                          F-3

Statements of Cash Flows for the Years Ended Ended
  December 31, 2006 and 2005                                           F-4 - F-5


Notes to Financial Statements                                         F-6 - F-19

                    BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
                          Certified Public Accountants
                     200 Haddonfield Berlin Road, Suite 402
                        Gibbsboro, New Jersey 08026-1239
                        (856) 346-2828 Fax (856) 346-2882

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Medical Staffing
Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Medical Staffing Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medical Staffing Solutions, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations, and cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Notes 1, 14 and 18, as a result of the bankruptcy filing, realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty and raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

As discussed in Note 16 to the financial statements, the accompanying financial statements have been restated as of December 31, 2005.


/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, NJ 08026

April 13, 2007


           AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
               NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
             PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                       FLORIDA STATE BOARD OF ACCOUNTANCY

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                                                      2006           2005
                                                                  ------------    ------------
                                                                                   (restated)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                                       $     19,412    $    296,498
  Accounts receivable, net                                           3,423,236       3,783,725
  Due from related parties                                              11,108          38,845
  Prepaid expenses                                                      53,884          97,927
                                                                  ------------    ------------

    Total Current Assets                                             3,507,640       4,216,995

  Fixed assets, net of depreciation                                     99,678         117,374

  Deposits                                                              48,011          50,000
  Customer lists                                                     1,024,005       1,706,675
                                                                  ------------    ------------

TOTAL ASSETS                                                      $  4,679,334    $  6,091,044
                                                                  ============    ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
  Loan payable - Factoring agent                                  $  2,408,090    $  2,502,780
  Note payable, current portion                                        351,309         439,055
  Accounts payable and accrued expenses                              3,412,263       2,004,984
  Derivative liability                                               3,459,897       2,294,610
  Warrant liability                                                    363,240         293,425
                                                                  ------------    ------------

      Total Current Liabilities                                      9,994,799       7,534,854

Loan payable - officer                                                      --          87,604
Note payable, net of current portion                                        --          99,654
                                                                  ------------    ------------

      Total Liabilities                                              9,994,799       7,722,112
                                                                  ------------    ------------

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 Par; 30,000,000
  authorized, 4,400,000 designated Series A
  Convertible, 4,287,000 and 3,000,000 issued and
  outstanding at December 31, 2006 and 2005, respectively                2,887           3,000
Common Stock, $.001 Par Value; 1,500,000,000 shares
  authorized, 182,203,773 and 175,253,677 shares issued
  and outstanding at December 31, 2006 and 2005, respectively          182,204         175,254
Additional Paid-in Capital                                           6,266,481       6,423,318
Preferred stock subscription receviable                                     --        (415,799)
Deficit                                                            (11,767,037)     (7,816,841)
                                                                  ------------    ------------

      Total Stockholders' Deficit                                   (5,315,465)     (1,631,068)
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $  4,679,334    $  6,091,044
                                                                  ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                     2006              2005
                                                 -------------    -------------
                                                                    (restated)
OPERATING REVENUES
  Revenue                                        $  18,849,163    $  12,345,585

COST OF SALES                                       13,870,189        8,379,213
                                                 -------------    -------------

GROSS PROFIT                                         4,978,974        3,966,372
                                                 -------------    -------------

OPERATING EXPENSES
   Administrative commissions and payroll            4,276,503        3,130,713
   General and administrative expenses               3,578,862        2,231,126
   Depreciation and amortization                       720,166          445,292
   Impairment of customer lists                             --          400,000
                                                 -------------    -------------
       Total Operating Expenses                      8,575,531        6,207,131
                                                 -------------    -------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)               (3,596,557)      (2,240,759)
                                                 -------------    -------------

OTHER INCOME (EXPENSES)
Amortization of discount on conversions                     --          (65,625)
Gain on fair value of derivative and warrant           170,788          260,137
Other income                                            99,026               --
Interest income                                             --           13,254
Interest expense                                      (623,453)        (355,319)
                                                 -------------    -------------
Total Other Income (Expenses)                         (353,639)        (147,553)
                                                 -------------    -------------

(LOSS) BEFORE PROVISION FOR INCOME TAXES         $  (3,950,196)   $  (2,388,312)
                                                 -------------    -------------

NET (LOSS) APPLICABLE TO COMMON SHARES           $  (3,950,196)   $  (2,388,312)
                                                 =============    =============

NET (LOSS) PER BASIC AND DILUTED SHARES          $       (0.02)   $       (0.01)
                                                 =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                             179,077,595      161,805,913
                                                 =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                              Additional
                                                                 Additional    Paid-in
                      Preferred Stock         Common Stock          Paid        Capital                   Subscription
Description          Shares     Amount      Shares     Amount   -in Capital    Warrants       Deficit      Receivable     Total
----------------   ---------  ---------  -----------  --------  -----------   ----------   ------------   ------------  ----------
Balance,
 January 1, 2005          --  $      --  122,509,383  $122,509  $ 4,615,939   $       --   $ (5,428,529)  $         --  $ (690,081)

Shares issued for
 debt cancellation        --         --   44,090,634    44,091    1,383,051           --             --             --   1,427,142

Shares issued in
 acquisition of
 Nurses,  PRN             --         --    9,500,000     9,500      275,500           --             --             --     285,000

Issuance of
 preferred stock
 for cancellation
 of debt           2,184,201      2,184           --        --    2,182,017           --             --             --   2,184,201

Issuance of
 preferred stock
 for cash            400,000        400           --        --      399,600           --             --             --     400,000

Issuance of
 15,000,000
 warrants                 --         --           --        --     (280,286)     280,286             --             --          --

Issuance of
 subscription for
 preferred stock     415,799        416      415,383        --           --           --             --       (415,799)         --

Shares cancelled
 during the year          --         --     (846,340)     (846)          --           --             --             --        (846)

Net loss for
 the year                 --         --           --        --           --           --     (1,827,114)            --  (1,827,114)
                   ---------  ---------  -----------  --------  -----------   ----------   ------------   ------------  ----------
Balance,
 December 31, 2005
 as previously
 reported          3,000,000      3,000  175,253,677   175,254    8,991,204      280,286     (7,255,643)      (415,799)  1,778,302

Adjustment
 applicable to
 the year ended
 December 31, 2005
 (note 16)                --         --           --        --   (2,567,886)    (280,286)      (561,198)            --  (3,409,370)

                   ---------  ---------  -----------  --------  -----------   ----------   ------------   ------------  ----------
Balance,
 December 31, 2005
 as restated       3,000,000      3,000  175,253,677   175,254    6,423,318           --     (7,816,841)      (415,799) (1,631,068)

Issuance of
 preferred stock
 for cash          1,400,000         --           --        --           --           --             --             --          --

Issuance cost
 associated with
 preferred-stock          --         --           --  (150,000)          --           --             --       (150,000)

Cash received for
 subscriptions            --         --           --        --           --           --             --        415,799     415,799

Conversion of
 preferred series
 A to common         (50,000)       (50)   2,304,147     2,304       (2,254)          --             --             --          --

Conversion of
 prederred series
 A to common         (35,000)       (35)   1,215,278     1,215       (1,180)          --             --             --          --

Conversion of
 prederred series
 A to common         (20,000)       (20)   1,652,893     1,653       (1,633)          --             --             --          --

Conversion of
 prederred series
 A to common          (8,000)        (8)   1,777,778     1,778       (1,770)          --             --             --          --

Net (loss) for the
 year ended
 December 31, 2006        --         --           --        --           --           --     (3,950,196)            --  (3,950,196)
                   ---------  ---------  -----------  --------  -----------   ----------   ------------   ------------  ----------
Balance
 December 31, 2006 4,287,000  $   2,887  182,203,773  $182,204  $ 6,266,481   $       --   $(11,767,037)  $         --  (5,315,465)
                   =========  =========  ===========  ========  ===========   ==========   ============   ============  ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                 2006             2005
                                                             -------------    -------------
                                                                                (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                $  (3,950,196)   $  (2,388,312)
                                                             -------------    -------------
   Adjustments to reconcile net (loss) to net cash
     used in operating activities
     Depreciation and amortization                                 720,166          445,292
     Impairment of customer lists                                       --          400,000
     Amortization of discount on conversions                            --           65,625
     Conversion of interest on convertible debentures                   --           61,296
     Warrants issued for compensation                                5,890               --
     (Gain) on fair value of warrants and derivatives             (170,788)        (260,137)
     Allowance for doubtful accounts                               (84,233)          47,591
  Changes in assets and liabilities
     (Increase) decrease in accounts receivable                    444,722       (2,353,479)
     (Increase) decrease in prepaid expenses                        44,043          (44,817)
     (Increase) decrease in deposits                                 1,989            2,643
     Increase in accounts payable and
       and accrued expenses                                      1,407,279        1,009,072
                                                             -------------    -------------
     Total adjustments                                           2,369,068         (626,914)
                                                             -------------    -------------

     Net cash (used in) operating activities                    (1,581,128)      (3,015,226)
                                                             -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                            (19,800)         (80,642)
   Acquisition of business                                              --       (1,600,000)
                                                             -------------    -------------

Net cash (used in) investing activities                            (19,800)      (1,680,642)
                                                             -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITES
    Proceeds from preferred stock issuance                              --          400,000
    Increase (decrease) in proceeds from factoring agent           (94,690)       1,433,196
    Net cash received for warrants and preferred stock
     issued, net                                                 1,250,000               --
    Proceeds from common stock subscribed                          415,799               --
    Proceeds from standby equity distribution agreement                 --        3,184,201
    (Increase) decrease in amounts due related parties              27,737          (28,504)
    Payments on note payable - related party                            --         (105,333)
    (payments) Proceeds from loan payable - officer                (87,604)          22,604
    Proceeds (payments) of notes payable - net                    (187,400)          57,854
                                                             -------------    -------------
       Net cash provided by financing activities                 1,323,842        4,964,018
                                                             -------------    -------------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                             2006             2005
                                                         -------------    -------------
                                                                            (restated)
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                                   (277,086)         268,150

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                                            296,498           28,348
                                                         -------------    -------------

CASH AND CASH EQUIVALENTS - END OF YEAR                  $      19,412    $     296,498
                                                         =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

CASH PAID DURING THE YEAR FOR:
  Interest expense                                       $     623,453    $     355,319
                                                         =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH
  INFORMATION:

Warrent subscription                                     $          --    $     415,799
                                                         =============    =============
Debt refinancing for replacement debt                    $          --    $   3,549,201
                                                         =============    =============
Common stock issued for debt cancellation                $          --    $   1,427,142
                                                         =============    =============
Common stock issued in acquisition of subsidiary         $          --    $     285,000
                                                         =============    =============
Warrants issued for compensation                         $       5,890    $          --
                                                         =============    =============
Common stock issued for conversion of interest expense   $          --    $      61,296
                                                         =============    =============
Issuance costs associated with preferred stock and
  warrants                                               $     150,000    $          --
                                                         =============    =============



SUMMARY OF ACQUISITION OF BUSINESS

Net Assets acquired                                      $          --   $     134,633
                                                         -------------    -------------

Assumption of debt                                       $          --    $    (615,488)
Liabilities assumed                                      $          --    $    (162,155)
Cash paid                                                $          --    $  (1,600,000)
Common stock issued                                      $          --    $    (285,000)
                                                         -------------    -------------

     Subtotal                                            $          --    $  (2,662,643)

Customer lists acquired                                  $          --    $   2,528,010
                                                         =============    =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 -    ORGANIZATION AND BASIS OF PRESENTATION
            (CONTINUED)

            On September 29, 2003, the Board of Directors approved a 14-for-1 stock split, increasing the outstanding shares of the Company to 41,200,005, including 667 fractional shares (10,005 shares after the 14:1 split). As of December 31, 2006, the Company had 182,203,773 shares of common stock issued and outstanding.

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

            On December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (Alexandria Division)("Bankruptcy Court"). Case nos.: 06-11822, 06-11821, and 06-11823. Each of the Registrant and each of the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and Orders of the Bankruptcy Court.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


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

            The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2006, and 2005 the Company had no deposits in excess of the insured limits.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Advertising

            Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs were $54,213 and $24,723 for the twelve months ended December 31, 2006 and 2005, respectively.

            Fair Value of Financial Instruments

            The carrying amount reported in the consolidated balance sheet for cash and cash equivalents, derivatives, deposits, prepaid expenses, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            (Loss) Per Share of Common Stock (Continued)

            The following is a reconciliation of the computation for basic and diluted EPS:

                                                                    Restated
                                                      2006            2005
                                                 -------------    -------------

            Net (Loss)                           $  (3,950,196)   $  (2,388,312)
                                                 =============    =============

            Weighted-average common shares
              outstanding (basic)                  179,077,595      161,805,913

            Weighted-average common stock
              equivalents:
              Stock options and warrants                    --               --
                                                 -------------    -------------

            Weighted-average common shares
              outstanding (diluted)                         --               --
                                                 =============    =============

            Net loss per basic  and diluted
              shares                                     (0.02)           (0.01)
                                                 =============    =============


            Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been anti-dilutive. As of December 31, 2006 there were no options outstanding.

            However, there were 95,000,000 freestanding warrants, and approximately 114,827,700 common shares available for conversion in association with the convertible preferred Series A stock.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (CONTINUED)

            Reclassifications

            Certain amounts for the year ended December 31, 2005 have been reclassified to conform to the presentation of the December 31, 2006 amounts. The reclassifications have no effect on net (loss) for the year ended December 31, 2005.

            Recent Accounting Pronouncements

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 3 -    ACCOUNTS RECEIVABLE

            The Company's revenues are derived from private hospitals and government contracts with various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance of doubtful accounts and often evaluates receivables for collectibility. At December 31, 2006, and 2005 the Company has $3,423,236 and $3,783,725 due to them for their services.

            The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

NOTE 4 -    PROPERTY AND EQUIPMENT

            Property and equipment consist of the following at December 31, 2006, and 2005:

                                                  2006       2005
                                                --------   --------
            Furniture, fixtures and equipment   $299,265   $233,708
            Less:  accumulated depreciation      199,587    116,334
                                                --------   --------
            Net book value                      $ 99,678   $117,374
                                                ========   ========

            Depreciation expense ended December 31, 2006 and 2005 was $37,496 and $23,957 respectively.

NOTE 5 -    DEPOSITS

            The Company has deposits with various entities for security purposes. The balance of these deposits at December 31, 2006 and 2005 was $48,011 and $50,000 respectively.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 5 -    DEPOSITS
            (CONTINUED)

            The Company was required to place into escrow $1,250,000, pending adjudication of an appeal (see note 15). The full amount has been removed from escrow, and the full amount of the judgement has been paid.

NOTE 6 -    CUSTOMER LISTS

            In the acquisition of Nurses, PRN, the Company recorded customer lists in the amount of $2,528,010. The Company has performed an analysis of the account and has determined that the impairment for the amount of $400,000 is warranted due to Hurricane Katrina at December 31, 2005. The customer list is being amortized based on three years starting July 1, 2005. The amortization expense for the years ended December 31, 2006 and 2005 is $682,670 and $421,335 respectively.

NOTE 7 -    DUE FROM RELATED PARTIES

            The Company has outstanding at December 31, 2006, $11,108 from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are reflected in the consolidated balance sheet as current assets. See
            Note 11.

NOTE 8 -    LINE OF CREDIT

            In July 2005, the Company entered into a line of credit agreement with a factor. The loan, which is due on demand bears interest at prime plus 1.00% (9.75% at December 26, 2006). The factor lends up to 90% of the billed receivables to the Company to December 26, 2006 and from December 27 the factor lends up to 85% of the billed receivables to the Company, and receives payment directly on the outstanding receivables and the remaining balance is remitted to the Company. The outstanding balance at December 31, 2006 and 2005 was $2,408,090 and $2,502,780 respectively. The balance is reflected net of a 10% reserve that the factor has established which is adjusted on each funding.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 9 -    PROVISION FOR INCOME TAXES
            (CONTINUED)

            At December 31, 2006 and 2005, deferred tax assets approximated the following:

                                             2006           2005
                                         -----------    -----------
            Deferred tax assets          $ 1,179,260    $ 1,963,000
            Less: valuation allowances    (1,179,260)    (1,963,000)
                                         -----------    -----------
            Net deferred tax assets      $        --    $        --

            At December 31, 2006 and 2005, the Company had accumulated deficits in the amounts $11,767,037 and $7,816,841, respectively, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

            The Company paid $216,236 of this amount, and then in November 2003, the President of the Company, in a private stock transaction, signed over personal shares of common stock of the Company in consideration of the remainder of the liability. The Company recorded a loan payable to the President for the balance of the unpaid liability, $875,920. The Company has since paid down this liability and the total outstanding at December 31, 2006 and 2005 is $ 95,500 and 89,500.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


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

            Rent expense was $319,253 and $260,717 for the twelve months ended December 31, 2006 and 2005, respectively.

NOTE 12 -   NOTE PAYABLE

            In connection with the acquisition of Nurses PRN on July 1, 2005, the Company assumed a note payable with Jeffrey Dowling in the amount of $365,488. In addition, the Company assumed a note payable with Aftab Adamjee in the amount of $250,000. The IRS has advised the Company not to pay Adamjee until an IRS deficiency is satisfied The note payable to Jeff Dowling is payable in 26 monthly installments with a 9% interest rate. The note payable to Aftabe Adamjee is payable in two installments. The balances on these notes at December 31, 2006 were $101,309 and $250,000, respectively.

NOTE 13 -   STOCKHOLDERS' EQUITY

            The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 1,500,000,000 shares authorized.

            The Company has 182,203,773 common shares issued and outstanding and, 4,287,000 shares of Series A shares convertible preferred stock issued and outstanding as of December 31, 2006.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 13 -   STOCKHOLDERS' EQUITY
            (CONTINUED)

            to the Company filing a registration statement, which was filed January 31, 2006. In addition, the Company extended a warrant to Cornell to purchase 15,000,000 shares of common stock at a fixed exercise price of $0.03.

            On March 13, 2006, the Company amended its agreement with Cornell to increase the number of authorized preferred shares to 4,400,000 (an additional 1,400,000 preferred shares) in exchange for $1,400,000, from which $150,000 issuance fees were deducted, reducing the net cash to the Company to $1,250,000. In addition, the Company issued to Cornell four warrants to purchase 80,000,000 shares of the Company's common stock as follows: (i) 30,000,000 shares at an exercise price of $.005 per share, (ii) 30,000,000 shares at an exercise price of $.01 per share, (iii) 10,000,000 shares at an exercise price of $.015 per share, and (iv) 10,000,000 shares at an exercise price of $.02 per share. The warrants expire five years after the date of issuance.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 13 -   STOCKHOLDERS' EQUITY
            (CONTINUED)

            On December 7, 2006 a convertible series A preferred shareholder notified the company of their intent to convert 8,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at price of $.0045, which translated into 1,777,778 shares of common stock.

NOTE 14 -   GOING CONCERN

            As shown in the accompanying consolidated financial statements, the Company incurred substantial net losses for the year ended December 31, 2006 and 2005. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

            Management is confident that they can improve operations and raise the appropriate funds needed through contracts into which the Company recently has entered.

            The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 15 -   LITIGATION

            In October 2004, The Roche Group sought action against the Company for pecuniary loss in connection with an ex-dividend date of the Company's common stock. The courts have dismissed two of the three counts with prejudice. Plaintiffs are seeking $125,000 in damages. The parties have agreed to mediation in an attempt to fully resolve the litigation. The matter was settled for $50,000 and a settlement agreement was executed by the parties on or about December 6, 2006. This case is subject to an automatic stay of further proceedings.

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

            As a result of the February 16, 2006 decision, the Company placed $1,250,000 in escrow with the Fairfax County Circuit Court of Appeals. The proceeds were held in escrow until adjudication of the matter with the Court of Appeals. The final order in the amount $851,875 was recorded as a current liability along with $319,240 in accrued interest.

            On September 8, 2006, the Supreme Court of Virginia in the City of Richmond, upon review of the record and consideration of the argument submitted in support of and in opposition to the granting of an appeal, refused the Petition.

            On November 17, 2006 the Virginia Supreme Court denied Company's petition for rehearing of its September 8, 2006 ruling denying Company's appeal in this case against the plaintiff. The amount paid for this case was $1,171, 115.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 16 -   RESTATEMENT

            The December 31, 2005 financial statements have been restated. An additional $821,335 of expenses have been recorded, including a $400,000 impairment on the closing of the New Orleans facility and $421,335 amortization of customer lists. Derivative and warrant liabilities were recorded and valued at December 31, 2005 in the amounts $2,294,610 and $293,425, respectively, and a gain on fair value of derivative and warrant in the amount $260,137 was also recorded. As a result of these charges , the accumulated deficit increased $561,198, from $7,255,643 to $7,816,841; the net loss applicable to common shares increased from $1,827,114 to $2,388,312; and the net loss per basic and diluted share remained $0.01.

NOTE 17 -   DERIVATIVE AND WARRANT LIABILITIES

            The Company has outstanding 4,287,000 shares of Series A preferred stock with conversion rights that contain free-standing warrants and embedded derivative features. The shares were issued pursuant to investment agreements with Cornell Capital. The Company accounts for these derivatives and warrants in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives and warrants are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet. At inception of this transaction, the fair value of the warrants and the embedded derivatives exceeded the proceeds received for the preferred stock which resulted in a loss on the transaction. As a result, the preferred stock is recorded as $0.

            Changes in the fair value of the derivative and warrant liabilities are recorded at each reporting period as a gain (loss) on fair value of derivative and warrant, a separate component of the other income (expense). At December 31, 2005, the 3,000,000 issued and outstanding shares of preferred stock had a derivative liability with a fair value of $2,294,610 and a warrant liability with a fair value of $293,425. In March 2006 the Company issued 1,400,000 shares of preferred stock with an embedded derivative that had a fair value of $1,233,812 and 80,000,000 warrants with a fair value of $2,246,259, at which time an immediate loss of $2,080,071 was recognized in accordance with FASB Statement No. 133 and EITF Issue No. 00-19. In September 2006 the Company issued 3,000,000 options as compensation to its President and CEO with a fair value of $5,890. At December 31, 2006, the 4,400,000 issued and outstanding shares of preferred stock with embedded derivatives and warrants, and the 3,000,000 options had a derivative liability and warrant liability of $3,459,897 and $363,240, respectively, resulting in a net gain of $170,788 for the year ended December 31, 2006.

NOTE 18 -   BANKRUPTCY

            On December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (Alexandria Division)("Bankruptcy Court"). Case nos.: 06-11822, 06-11821, and 06-11823. Each of the Registrant and the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and Orders of the Bankruptcy Court.