Form 10QSB
period 2007-03-31
MEDICAL STAFFING SOLUTIONS INC
filed 2007-05-21
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934, as amended

            For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                               OUTSTANDING SHARES

           CLASS                                  May 18, 2007
        ------------                              ------------
        Common Stock                              182,203,773

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              INDEX TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                           PAGE

Balance Sheet as of March 31, 2007 (Unaudited)........................      F-2

Statements of Operations for the three
months ended March 31, 2007 and 2006 (Unaudited)......................      F-3

Statements of Cash Flows for the three months ended
March 31, 2007 and 2006 (Unaudited)...................................      F-4

Notes to Financial Statements (Unaudited).............................      F-6

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                 March 31, 2007

                                            ASSETS

Current Assets:
     Cash and cash equivalents                                                          $     10,796
     Accounts receivable, net                                                              1,975,925
     Employee advances                                                                         1,012
     Prepaid expenses                                                                         54,474
                                                                                        ------------
        Total Current Assets                                                               2,042,207
                                                                                        ------------
     Fixed assets, net of depreciation                                                        90,293
     Customer lists, net                                                                     853,337
     Deposits                                                                                 48,011
                                                                                        ------------
TOTAL ASSETS                                                                            $  3,033,848
                                                                                        ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
     Loan payable, factoring agent                                                      $  1,526,357
     Note payable, current portion                                                           351,309
     Accounts payable and accrued expenses                                                 3,110,637
     Derivative liability                                                                  5,467,156
     Warrant liability                                                                       117,625
                                                                                        ------------
        Total Current Liabilities                                                         10,573,084
                                                                                        ------------

        Total Liabilities                                                                 10,573,084
                                                                                        ------------

STOCKHOLDERS' DEFICIT
     Preferred Stock, $.001 Par Value;  30,000,000 shares authorized,                          2,887
     4,400,000  designated  Series A  Convertible,  4,287,000  shares issued and outstanding Common Stock, $.001 Par Value; 1,500,000,000 shares authorized,
     182,203,773 shares issued and outstanding                                               182,204
     Discount on preferred Series A stock
     Additional Paid-in-Capital                                                            6,266,481
     Deficit                                                                             (13,990,808)
                                                                                        ------------
        Total Stockholders' deficit                                                       (7,539,236)
                                                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $  3,033,848
                                                                                        ============

   See accompanying notes to the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                               2007              2006
                                                                              (Restated)
                                                           -------------    -------------
OPERATING REVENUES

     Revenue                                               $   2,373,660    $   5,182,313

COST OF SALES                                                  1,711,265        3,715,599
                                                           -------------    -------------
GROSS PROFIT                                                     662,395        1,466,714
                                                           -------------    -------------
OPERATING EXPENSES
     Administrative payroll, benefits and overhead costs         541,915        1,171,496
     General and administrative expenses                         331,570          649,545
     Depreciation and amortization                               180,053          180,011
                                                           -------------    -------------
          Total Operating Expenses                             1,053,538        2,001,052
                                                           -------------    -------------
LOSS BEFORE OTHER INCOME (EXPENSES)                             (391,143)        (534,338)
                                                           -------------    -------------
OTHER INCOME (EXPENSES)
     Loss on fair value of derivative and warrant             (1,761,644)      (4,277,119)
     Other Income                                                     --           85,310
     Interest expense                                            (70,984)         (67,203)
                                                           -------------    -------------
Total Other Income (Expenses)                                 (1,832,628)      (4,259,012)
                                                           -------------    -------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES                    (2,223,771)      (4,793,350)
                                                           -------------    -------------
     Provision for Income Taxes                                       --               --

NET LOSS APPLICABLE TO COMMON SHARES                       $  (2,223,771)   $  (4,793,350)
                                                           =============    =============
NET LOSS PER BASIC AND DILUTED SHARES                      $       (0.01)   $       (0.03)
                                                           =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         182,203,773      176,815,377
                                                           =============    =============

   See accompanying notes to the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

                                                                           2007          2006
                                                                       -----------    -----------
CASH FLOWS FROM OPERTING ACTIVIITES

    Net loss                                                           $(2,223,771)   $(4,793,350)
                                                                       -----------    -----------
    Adjustments to reconcile net loss to net cash provided
        by(used in) operating activities:
    Depreciation and amortization                                          180,053        180,011
    Loss on fair value of derivative and warrant                         1,761,644      4,277,119

Changes in assets and liabilities
        Decrease in accounts receivable                                  1,447,311          1,683
        Decrease in prepaid expenses                                          (590)        40,786
        Increase in deposits                                                    --         (1,990)
        Increase (decrease) in accounts payable and accrued expenses      (301,626)      (378,630)
                                                                       -----------    -----------
        Total adjustments                                                3,086,792      4,118,979
                                                                       -----------    -----------
        Net cash provided by (used in) operating activities                863,021       (674,371)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                       --        (19,001)
                                                                       -----------    -----------
  Net cash used in investing activities                                         --        (19,001)

CASH FLOWS FROM FINANCING ACTIVITIES
     Preferred stock issuance for cash                                          --      1,400,000
     Issuance costs deducted from equity                                        --       (191,580)
     Proceeds from common stock subscribed                                      --        415,799
     Increase (decrease) in proceeds from factoring agent                 (881,733)       204,711
    (Increase) decrease in amounts due related parties                      10,096        (26,156)
     Payments to officer                                                        --            924
     Payments on notes payable, net                                             --        (90,900)
                                                                       -----------    -----------
        Net cash provided by (used in) financing activities               (871,637)     1,712,798
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (8,616)     1,019,426
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                             19,412        296,498
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $    10,796    $ 1,315,924
                                                                       ===========    ===========

   See accompanying notes to the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:        2007       2006
                                                       --------   --------
CASH PAID DURING THE PERIOD FOR:
Interest expense                                       $ 20,850   $ 25,415
                                                       ========   ========
Income taxes                                           $   --     $   --
                                                       ========   ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for loan commitment fees           $   --     $160,000
                                                       ========   ========
Common stock issued for interest payment               $   --     $ 62,142
                                                       ========   ========

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the December 31, 2006 audited financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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

Upon the share exchange, the Board of Directors approved a stock split in the amount of 14 for 1 stock, on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of March 31, 2006, and March 31, 2007 the Company had 177,557,824 shares and 182,203,773 shares of common stock issued and outstanding respectively.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)


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

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As March 31, 2007 and 2006, the Company had no deposits in excess of the insured limits.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

      o     Furniture and fixtures seven (7) Years

      o     Office equipment five (5) Years

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)


Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheet for cash and cash equivalents, derivatives, deposits, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for notes payable approximates fair value because, in general, the interest on the underlying instruments fluctuates with market rates.


Loss Per Share of Common Stock

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for the periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:


                                                         Three months ended-
                                                          2007         2006

Net Loss                                             ($ 2,223,771) ($ 4,793,350)
                                                     ------------- -------------
Weighted-average common shares outstanding (Basic)    182,203,773   176,815,377
Weighted-average common stock equivalents:
Stock options and warrants                                     --            --
Weighted-average common shares outstanding (Diluted)  182,203,773   176,815,377
                                                     ============= =============


Option and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of March 31, 2007, there were no options outstanding. However, there were 95,000,000 freestanding warrants, and approximately 114,827,700 common shares available for conversion in association with the convertible preferred Series A stock.

Reclassifications

Certain amounts for the three months ended March 31, 2006 have been reclassified to conform to the presentation of the March 31, 2007 amounts. The reclassifications have no effect on net income for the three months ended March 31, 2006.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE

The Company's revenues are derived from private hospitals and government contracts with various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance for doubtful accounts and often evaluates receivables for collectibility. The Company had $1,975,925 and $3,782,042 due to them at March 31, 2007 and 2006, respectively.

The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2007:

Furniture, fixtures and equipment    $     299,265
Less: accumulated depreciation             208,972
                                     -------------
Net book value                       $      90,293
                                     =============

Depreciation expense for the three months ended March 31, 2007 and 2006 was $9,385 and $9,344, respectively.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)


NOTE 5 - DEPOSITS

The Company had deposits with various entities for security purposes. The balance as of March 31, 2007 was $48,011.

NOTE 6 - CUSTOMER LISTS

In the acquisition of Nurses, PRN, the Company recorded customer lists in the amount of $2,528,010. In 2005 the Company recognized impairment in the amount of $400,000 due to Hurricane Katrina, after recognizing $421,335 in amortization for the six months ended December 31, 2005; the customer lists were acquired July 1, 2005 and are being amortized over three years.

Amortization expense was $170,668 for each of the three months ended March 31, 2007 and 2006.

NOTE 7 - DUE TO RELATED PARTIES

The Company has outstanding at March 31, 2007, $1,012 from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are reflected in the condensed consolidated balance sheet as current assets.

NOTE 8 - LINE OF CREDIT

In February 2007, the Company entered into a line of credit agreement with a factor. The loan which is due on demand bears fees on accepted accounts purchased by the factor at 0.043% daily rate for the first 95 days and 0.100% daily rate thereafter. The factor lends up to 92% of the receivables balance to the Company, and receives payment directly on the outstanding receivable and the remaining balance is remitted to the Company. The outstanding balance as of March 31, 2007 was $1,526,357. The balance is reflected net of an eight percent (8%)reserve that the factor has established which is adjusted on each funding.

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

At March 31, 2007 and 2006, deferred tax assets approximated the following:

                                        2007              2006

Deferred tax assets                $ 4,517,000       $  4,049,000
Less:  valuation allowance          (4,517,000)        (4,049,000)
                                   ------------      -------------

Net deferred tax assets            $        -0-      $         -0-
                                   ============      =============

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)


At March 31, 2007 and 2006, the Company had accumulated deficits for tax purposes in the approximate amounts of $13,285,000 and $11,908,000 available to offset future taxable income through 2027 and 2026, respectively. The Company established valuation allowances equal to the full amounts of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The accumulated deficits for tax purposes have been adjusted for the difference between GAAP and tax treatment for amortization of the customer lists.


NOTE 10 - LOAN PAYABLE - OFFICER

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

The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of common stock of the Company in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, equal to $875,920. The Company has paid down this liability and the total amount outstanding at March 31, 2007 was $95,500.

NOTE 11- COMMITMENTS AND CONTINGENCIES

The Company had  established a 401(k) Plan for its employees and agreed to match
a  portion  of  the  contribution.   Effective  January  1,  2004,  the  Company
discontinued its matching portion of the contribution.

On January 1, 2005, Medical Staffing and Dr. Brajnandan B. Sahay entered into a five (5) year employment agreement. Pursuant to the employment agreement, Dr. Sahay shall serve as Medical Staffing's President and Chief Executive Officer or other executive officer of Medical Staffing. Dr. Sahay will receive a salary of $250,000 per year, four weeks paid vacation, a car allowance and will be reimbursed for business expenses. Dr. Sahay will receive additional consideration of 3,000,000 options to purchase common stock of Medical Staffing for the fiscal year 2005 at an exercise price of $0.06 per share. For each year after 2005 and during the term of the employment agreement, Dr. Sahay shall be entitled to receive 3,000,000 options to purchase common stock of Medical
Staffing at an exercise price equal to the average of the closing price of Medical Staffing's common stock for the ten (10) days immediately preceding September 30 of the applicable year.

Rent expense was $98,891 for the three months ended March 31, 2007.

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

NOTE 13- STOCKHOLDERS' EQUITY

The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 1,000,000,000 shares authorized.

The Company has 182,203,730 common shares issued and outstanding and 4,287,000 shares of Series A shares convertible preferred stock issued and outstanding as of December 31, 2007.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

On July 11, 2006 a convertible series A preferred shareholder notified the company of their intent to convert 20,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at a price of $ .0121, which translated into 1,652, 893 shares of common stock.

On December 7 a convertible series A preferred shareholder notified the company of their intent to convert 8,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at price of $ ..0045, which translated into 1,777,778 shares of common stock.

There were no transactions involving common stock in the quarter ended March 31, 2007.

NOTE 14- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the nine months ended December 31, 2006 and 2005, and additional losses in the three months ended March 31, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern. See note 17 regarding bankruptcy.

Management is confident that they can improve operations and raise the appropriate funds needed through contracts into which the Company recently has entered.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 15- LITIGATION

In October 2004, The Roche Group sought action against the Company for pecuniary loss in connection with an ex-dividend date of the Company's common stock. The courts have dismissed two of the three counts with prejudice. Plaintiffs are seeking $125,000 in damages. The parties agreed to mediation in an attempt to fully resolve the litigation. The matter was settled for $50,000, and a settlement agreement was executed by the parties on or about December 6, 2006. This case is subject to an automatic stay of further proceedings.

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

As a result of the February 16, 2006, decision, the Company placed $1,250,000 in escrow with the Fairfax County Circuit Court of Appeals. The proceeds will be held in escrow until adjudication of the matter with the Court of Appeals. The final order in the amount $851,875 was recorded as a current liability along with $319,240 in accrued interest to November 30, 2006.

On September 8, 2006, the Supreme Court of Virginia in the City of Richmond, upon review of the record and consideration of the argument submitted in support of and in opposition to the granting of an appeal, refused the Petition.

On November 17, 2006 the Virginia Supreme Court denied Company's petition for rehearing of its September 8, 2006 ruling denying Company's appeal in this case against the plaintiff. The amount paid for this case was $1,171,115.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2007 AND 2006 (UNAUDITED)

NOTE 16- DERIVATIVE AND WARRANT LIABILITIES

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

At March 31, 2006, the 4,400,000 issued and outstanding shares of preferred stock with embedded derivatives and warrants, and the 3,000,000 options had a derivative liability and warrant liability of $4,075,557 and $2,789,597, respectively, resulting in a net gain of $4,277,119 for the three months ended March 31, 2006.

At March 31, 2007, the 4,400,000 issued and outstanding shares of preferred stock with embedded derivatives and warrants, and the 3,000,000 options had a derivative liability and warrant liability of $5,467,156 and $117,625, respectively, resulting in a net gain of $1,761,644 for the three months ended March 31, 2007.


NOTE 17- BANKRUPTCY

On December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (Alexandria Division)("Bankruptcy Court"). Case nos.: 06-11822, 06-11821, and 06-11823. The three bankruptcy cases have been consolidated. Each of the Registrant and the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and Orders of the Bankruptcy Court. Trading in both stock and debt of the corporation have been temporarily suspended.

NOTE 18- RESTATEMENT

The March 31, 2006 financial statements have been restated. An additional $170,668 amortization of customer lists has been recorded. Derivative and warrant liabilities that were recorded at December 31, 2005 in the amounts $2,294,610 and $293,425, respectively, were revalued and a loss on fair value of derivative and warrant liability was recognized in the amount $4,277,119. As a result of these charges, the accumulated deficit increased $4,447,787, from $7,601,206 to $12,048,993; the net loss applicable to common shares increased from $345,563 to $4,793,350; and the net loss per basic and diluted share increased from $(0.00) to $(0.03).

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

Business

Medical Staffing is a provider of specialty medical staffing services throughout the country. We presently provide, through our wholly-owned SUBSIDIARIES,
TeleScience, health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. Through our wholly-owned SUBSIDIARIES, Nurses Onsite Corp., we provide health related staffing services to private for-profit and non-profit acute care facilities in ten (10) states. These clients include some of the largest hospital chains in the country as well as small, single location facilities. We provide Registered Nurses (RN), Licensed Practical Nurses (LPN), various types of therapists and Certified Nursing Assistants (CAN's). the majority of our health care workers in the NOC SUBSIDIARIES are RN's.

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

Going Concern

As reflected in the Company's financial statements as of March 31, 2007, the Company's accumulated deficit is $13,990,808 and the Company has negative working capital of $8,530,877. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital, including the ability to raise capital. The financial statements for March 31, 2007 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Results Of Operations For The Quarter Ended March 31, 2007, Compared To The Quarter Ended March 31, 2006

                                    Revenues

Revenues for the quarter ended March 31, 2007 were $2,373,660, as compared to revenues of $5,182,313 for the quarter ended March 31, 2006, a decrease of $2,808,653. The decrease in revenues in 2006 was attributable to the loss by Nurses Onsite Corp. of certain dealers contracts.

                                  Cost Of Sales

Cost  of  sales  for the  quarter  ended  March  31,  2007  was  $1,711,265,  or
seventy-two  percent  (72%)  of  revenues,   as  compared  to  $3,715,599  ,  or
seventy-one percent (71%) of revenues, for the quarter ended March 31, 2006. This percentage increase in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the quarter ended March 31, 2007, was $662,395, or twenty-eight percent (28%) of revenues, as compared to gross profit of $1,466,714, or twenty-eight (28%) of revenues, for the quarter ended March 31, 2006.

                               Operating Expenses

Operating expenses for the quarter ended March 31, 2007, were $1,053,538, or forty-four percent (44%) of revenues, as compared to $2,001,052, or thirty-nine percent (39%) of revenues, for the quarter ended March 31, 2006. The increase in operating expenses in 2007 was primarily attributable to increased cost of general administrative expenses resulting from remaining general and administrative expenses from Nurses Onsite Corp., and a restatement of the 2006 financial statements.

                             Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2007, was ($1,832,628), as compared to ($4,259,012) for the quarter ended March 31, 2006. The increase was due to a restatement of the financial statements from 2006.

                                    Net Loss

The Company had a net loss of $2,223,771 for the quarter ended March 31, 2007, compared to a net loss of $4,793,350 for the quarter ended March 31, 2006. The decreased loss of $2,569,579 was attributable to a restatement of the Company's financial statements for 2006.

Liquidity and Capital Resources

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

On July 1, 2005 we completed the Asset Purchase Agreement, whereby Medical Staffing, through our wholly-owned SUBSIDIARIES, NPRN, acquired the business of Nurses PRN, LLC. As consideration for the purchased assets, Medical Staffing agreed to issue and deliver 9,500,000 shares of our common stock to Nurses PRN, LLC to be delivered to the members of Nurses PRN, LLC and 2,500,000 shares to a creditor. NPRN paid Nurses PRN, LLC $1,600,000 as a cash consideration and agreed to pay a contingent payment based on NPRN's achievement of certain financial targets which shall not exceed $500,000. Medical Staffing also assumed certain assumed liabilities including: (a) a $365,487.50 note payable issued to Mr. Jeff Dowling by NPRN; (b) a $250,000 note payable to Mr. Aftab Adamjee by NPRN and (c) certain general payables as set forth in the Purchase Agreement. We incurred professional costs associated with the Purchase Agreement to our lawyers and accountants in an amount equal to approximately $50,000.00. The acquisition was funded by a promissory note.

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

Plan Of Operations

Medical Staffing (through our wholly-owned SUBSIDIARIES, Nurses Onsite Corp.) provides:

o long-term  per diem  staffing of nurses  (RNs,LPNs,  CNAs and RTs) to provider
hospitals  in  Virginia,   Maryland,  D.C.,  Florida,  Texas,  Nevada,  Arizona,
Louisiana, Georgia and California.

Medical Staffing (through our wholly-owned SUBSIDIARIES, TeleScience) provides:

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

Recent Accounting Pronouncements

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

Medical Staffing Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended March 31, 2007 and the quarter ended March 31, 2006, we incurred losses of $2,223,771 and $4,793,350, respectively. Our accumulated deficit was $13,990,808 for the quarter ended March 31, 2007, and $12,048,993 for the quarter ended March 31, 2006. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.

We Have Been The Subject Of A Going Concern Opinion For March 31, 2007 and March 31, 2006, From Our Independent Registered Public Accounting Firm, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent registered public accounting firm have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2006 and December 31, 2005, which states that the financial statements raise substantial doubt as to Medical
Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve (12) months with the cash currently on hand, anticipated from our operations and from the sale of the securities, such as preferred series A stock.

We Have Been Subject To A Working Capital Deficit Which Means That Our Current Assets Are Not Sufficient To Satisfy Our Current Liabilities And, Therefore Our Abilities To Continue Operations Is At Risk.

We have had a working capital deficit in the past, which means that our current liabilities have exceeded our current assets. The company realized a negative working capital of $8,530,877 at March 31, 2007.

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

A material weakness exists as of March 31, 2007, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of March 31, 2007, in controls over closing procedures due to a number of adjustments made at the end of the three-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

In order to remediate this material weakness in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.

Other than as indicated above, there were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Further, we understand that by virtue of our bankruptcy filing, all cases are subject to tn automatic stay of further proceedings.

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

In October 2004, The Roche Group sought action against the Company for pecuniary loss in connection with an ex-dividend date of the Company's common stock. The courts have dismissed two of the three counts with prejudice. The Company is presently in the discovery phase of the trial on the remaining count. Plaintiffs are seeking $125,000 in damages. The parties agreed to mediation in an attempt to fully resolve the litigation. The metter was settled for $50,000, and a settlement agreement was executed by the parties on or about December 6, 2006.

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

In June 2006, Contemporary Nursing Solutions, Inc. (CNS) filed an amended complaint in a lawsuit involving the Company and its subsidiaries and asked for unjunctive and other relief for hhiring a former employee of CNS. The Company is presently in the discovery phase of the proceedings. The Vompany believes the case is without merit, and, if necessary, intends to vigorously defend.

On February 16, 2006, the Circuit Court of Fairfax County, Virginia (the "Trial Court") entered a Final Order in favor of plaintiff Azmat Ali against TeleScience, a wholly-owned SUBSIDIARIES of the Company, Dr. Brajnandan B. Sahay and Mrs. Rupa Sahay (TeleScience, Dr. Sahay and Mrs. Sahay are collectively referred to herein as the "Defendant-Appellant"), in the matter Azmat Ali v. TeleScience International, Inc., et al. (At Law No. 218574) as is more fully set forth in the Company's Current Report on Form 8-K as filed with the SEC on March 6, 2006. This matter came to be heard on December 16, 2005, upon the Plaintiff's motion to set aside the jury verdict entered in favor of the Defendants on November 16, 2005, and the Court entered a judgment in favor of the Plaintiff in the amount of $851,875 with interest at twelve percent (12%) from the date of October 16, 2003. In response to the Trial Court's ruling, Defendant-Appellant made a petition for appeal (the "Petition") with the Supreme Court of Virginia in the City of Richmond (the "Supreme Court"). On September 8, 2006, the Supreme Court, upon review of the record and consideration of the argument submitted in support of and in opposition to the granting of an appeal, refused the Petition. On November 17, 2006 the Virginia Supreme Court denied the Company's petition for rehearing of its September 8, 2006 ruling denying the Company's appeal in this case against the plaintiff.


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

On December 7 a convertible series A preferred shareholder notified the company of their intent to convert 8,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at price of $ ..0045, which translated into 1,777,778 shares of common stock.

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

    31.1               Certification pursuant to 15 U.S.C. Section        Provided herewith
                       7241, as adopted pursuant to Section 302 of the
                       Sarbanes-Oxley Act of 2002

    32.1               Certification pursuant to 18 U.S.C. Section        Provided herewith
                       1350, as adopted pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002


    99.1                Final Order, dated February 16, 2006, in the      Incorporated by reference to Exhibit 99.1 to the Company's
                        matter of Azmat Ali v. TeleScience                Current Report on Form 8-K as filed with the SEC on
                        International, Inc., et al. (At Law No.           March 6, 2006
                        218574) in the Circuit Court of Fairfax
                        County, Virginia

    99.2                Opinion Letter, dated February 16, 2006, in       Incorporated by reference to Exhibit 99.2 to the Company's
                        the matter of Azmat  Ali v. TeleScience           Current Report on Form 8-K as filed with the SEC on
                        International, Inc., et al. (At Law No.           March 6, 2006
                        288574) in the Circuit Court of Fairfax
                        County, Virginia

(B) Current Reports on Form 8-K Filed During the Quarter Ended March 31, 2007:

On January 5, 2007, the Company filed a Current Report on Form 8-K with the SEC disclosing that on December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. Each of the Registrant and the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Medical Staffing has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized May 22, 2006, as amended.

May 21, 2007              MEDICAL STAFFING SOLUTIONS, INC.

                          By: /s/ Brajnandan B. Sahay
                              --------------------------------------------------
                          Name: Brajnandan B. Sahay,
                          Title: President, Chief Executive Officer and Director