Form 10KSB/A
period 2006-12-31
MEDICAL STAFFING SOLUTIONS INC
filed 2007-06-07
CIK 1160437

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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


Prior to this amendment, this filing mistakenly reported that revenues on fixed price contracts are recognized on the percentage-of completion method based on costs incurred in related to total estimated costs. This disclosure has been amended to reflect that revenues are recognized when services have been supplied and the customer has been invoiced. This disclosure appears in amended Item 6.

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

Revenue Recognition

Revenue on time-and-materials contracts is recognized based upon hours incurred at contract rates plus direct costs. The terms of our contracts call for he Company to invoice for a fixed set fee based on an hourly rate per individual. Each period, the Company invoices the customer for the amount of services rendered for said period. The Company records revenue when the services have been supplied and the customer has been invoiced. Anticipated losses are recognized as soon as they become known. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

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

June 6, 2007 MEDICAL STAFFING SOLUTIONS, INC.


By:   /s/ Brajnandan B. Sahay
-----------------------------
      Brajnandan B. Sahay,
      President, Chief Executive
      Officer, Interim
      Principal Financial
      Officer and Director