Form 10QSB/A
period 2007-03-31
MEDICAL STAFFING SOLUTIONS INC
filed 2007-06-07
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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


Prior to this amendment, this filing mistakenly reported that revenues on fixed price contracts are recognized on the percentage-of completion method based on costs incurred in related to total estimated costs. This disclosure has been amended to reflect that revenues are recognized when services have been supplied and the customer has been invoiced. This disclosure appears on page 3.

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

June 6, 2007              MEDICAL STAFFING SOLUTIONS, INC.

                          By: /s/ Brajnandan B. Sahay
                              --------------------------------------------------
                          Name: Brajnandan B. Sahay,
                          Title: President, Chief Executive Officer and Director