Form 10QSB
period 2007-06-30
MEDICAL STAFFING SOLUTIONS INC
filed 2007-08-20
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X|  Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange
                             Act of 1934, as amended

                  For the quarterly period ended June 30, 2007

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

           CLASS                                  July 31, 2007
        ------------                              ------------
        Common Stock                              182,203,773

Transitional Small Business Disclosure Format (check one):  Yes |_| No |X|

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              INDEX TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                            PAGE

Balance Sheet as of June 30, 2007 (Unaudited)........................        F-2

Statements of Operations for the six and three
months ended June 30, 2007 and 2006 (Unaudited)......................        F-3

Statements of Cash Flows for the six months ended
June 30, 2007 and 2006 (Unaudited)...................................        F-4

Notes to Financial Statements (Unaudited)............................        F-6

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2007

                                            ASSETS

Current Assets:
     Cash and cash equivalents                                                     $      4,704
     Accounts receivable, net                                                         1,053,925
     Employee advances                                                                    8,078
     Prepaid expenses                                                                    57,057
                                                                                   ------------
        Total Current Assets                                                          1,123,764
                                                                                   ------------
     Fixed assets, net of depreciation                                                   80,909
     Customer lists, net of amortization                                                682,669
     Deposits                                                                             5,068
                                                                                   ------------
TOTAL ASSETS                                                                       $  1,892,410
                                                                                   ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
     Loan payable, factoring agent                                                 $    636,058
     Note payable, current portion                                                      351,309
     Accounts payable and accrued expenses                                            3,327,523
     Derivative liability                                                             4,672,058
     Warrant liability                                                                  119,594
     Loans payable, officer                                                              19,700
                                                                                   ------------
        Total Current Liabilities                                                     9,126,242
                                                                                   ------------

        Total Liabilities                                                             9,126,242
                                                                                   ------------

STOCKHOLDERS' DEFICIT
     Preferred stock, $.001 par value;  30,000,000 shares authorized,                     2,887
     4,400,000 designated series A convertible, 4,287,000 shares issued and outstanding Common stock, $.001 par value; 1,500,000,000 shares authorized,
     182,203,773 shares issued and outstanding                                          182,204
     Discount on preferred series A stock
     Additional paid-in-capital                                                       6,266,481
     Accumulated deficit                                                            (13,685,404)
                                                                                   ------------
        Total Stockholders' Deficit                                                  (7,233,832)
                                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $  1,892,410
                                                                                   ============


                     See accompanying notes to the condensed
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                 SIX MONTHS ENDED             THREE MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                              2007        2006(restated)       2007         2006(restated)
                                                         -------------    -------------    -------------    -------------
OPERATING REVENUES
  Revenue                                                $   4,020,739    $  10,171,621    $   1,656,233    $   4,989,308

COST OF SALES                                               (2,918,585)      (7,239,471)      (1,207,320)      (3,523,872)
                                                         -------------    -------------    -------------    -------------

GROSS PROFIT                                                 1,102,154        2,932,150          448,913        1,465,436
                                                         -------------    -------------    -------------    -------------

OPERATING EXPENSES
   Administrative payroll, benefits and overhead costs       1,227,034        2,500,225          683,119        1,328,729
   General and administrative expenses                         464,662        1,378,941          133,092          683,515
   Depreciation and amortization                               360,106          360,061          180,053          180,046
                                                         -------------    -------------    -------------    -------------
       Total Operating Expenses                              2,051,802        4,239,227          996,264        2,192,290
                                                         -------------    -------------    -------------    -------------

(LOSS) BEFORE OTHER INCOME (EXPENSES)                         (949,648)      (1,307,077)        (547,351)        (726,854)
                                                         -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSES)
   Other income                                                 85,838           98,066           76,684           12,756
Gain (loss) on fair value derivative and warrant              (968,515)        (486,162)         793,129        2,967,284
   Legal settlement                                           (851,875)

   Interest expense                                            (86,042)        (425,254)         (17,058)        (358,231)
                                                         -------------    -------------    -------------    -------------
       Total Other Income (Expenses)                          (968,719)      (1,665,225)         852,755        2,621,809
                                                         -------------    -------------    -------------    -------------

NET INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                       $  (1,918,367)   $  (2,972,302)   $     305,404    $   1,894,955
Provision for Income Taxes
                                                         -------------    -------------    -------------    -------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES            $  (1,918,367)   $  (2,972,302)   $     305,404    $   1,894,955
                                                         =============    =============    =============    =============

NET INCOME (LOSS) PER BASIC AND DILUTED SHARES           $        (.01)   $       (0.02)   $         .00    $        0.01
                                                         =============    =============    =============    =============

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                     182,203,773      177,578,077      182,203,775      178,332,397
                                                         =============    =============    =============    =============

                     See accompanying notes to the condensed
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

                                                                             2007           2006
                                                                                         (Restated)
                                                                          -----------    -----------
CASH FLOWS FROM OPERTING ACTIVIITES

     Net loss                                                             $(1,918,367)   $(2,972,302)
                                                                          -----------    -----------
    Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:

    Depreciation and amortization                                             360,106        360,061
    Loss on fair value of derivative and warrant                              968,515        486,162


    Changes in assets and liabilities

        Decrease in accounts receivable                                     2,349,611        358,000
        Decrease (increase) in prepaid expenses                                (3,173)        58,974
        Decrease(increase) in deposits                                         42,943     (1,247,730)
        Increase (decrease) in accounts payable and accrued expenses          (84,740)       229,143
        Increase in legal settlement                                               --      1,128,734

                                                                          -----------    -----------
        Total adjustments                                                   3,633,261      1,373,344
                                                                          -----------    -----------
        Net cash provided by (used in) operating activities                 1,714,894     (1,598,958)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                          --        (19,800)
                                                                          -----------    -----------
  Net cash used in investing activities                                            --        (19,800)

CASH FLOWS FROM FINANCING ACTIVITIES
     Preferred stock issuance for cash                                             --      1,400,000
     Issuance costs deducted from equity                                           --       (150,000)
     Proceeds from common stock subscribed                                         --        415,799
     Increase (decrease) in proceeds from factoring agent                  (1,772,032)      (127,391)
    (Increase) decrease in amounts due related parties                         22,730        (22,564)
     Increase in loans payable, officer                                        19,700             --
     Payments on notes payable, net                                                --       (128,400)
                                                                          -----------    -----------
        Net cash provided by (used in) financing activities                (1,729,602)     1,387,444
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (14,708)      (231,314)
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                19,412        296,498
                                                                          -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $     4,704    $    65,184
                                                                          ===========    ===========

                     See accompanying notes to the condensed
                       consolidated financial statements.

                 MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:            2007       2006
                                                                      (Restated)
                                                          ---------    --------
CASH PAID DURING THE PERIOD FOR:
Interest expense                                          $  88,042    $140,109
                                                          =========    ========
Income taxes                                              $      --    $     --
                                                          =========    ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Common stock issued for loan commitment fees              $      --    $     --
                                                          =========    ========
Common stock issued for interest payment                  $      --    $     --
                                                          =========    ========

                     See accompanying notes to the condensed
                       consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2007 AND 2006 (UNAUDITED)

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

Upon the share exchange, the Board of Directors approved a stock split in the amount of 14 for 1 stock, on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of June 30, 2006, and June 30, 2007 the Company had 178,773,102 shares and 182,203,773 shares of common stock issued and outstanding respectively.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As June 30, 2007 and 2006, the Company had no deposits in excess of the insured limits.

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

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the six months ended June 30, 2007 and 2006, respectively.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2007 AND 2006 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                          Six months ended-
                                                         2007           2006
                                                                    (restated)
                                                     ------------  ------------
Net Loss                                             ($ 1,918,367) ($ 2,972,302)
                                                     ------------  ------------
Weighted-average common shares outstanding (basic)   182,203,773   177,578,077
Weighted-average common stock equivalents:
Stock options and warrants                                    --            --
Weighted-average common shares outstanding (diluted) 182,203,773   177,578,077
                                                     ============  ============
Net loss per basic and diluted common shares               ($0.01)       ($0.01)
                                                     ============  ============

Option and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of June 30, 2007, there were no options outstanding. However, there were 95,000,000 freestanding warrants, and approximately 1,317,796,227 common shares available for conversion in association with the convertible preferred Series A stock.

Reclassifications

Certain amounts for the six months ended June 30, 2006 have been reclassified to conform to the presentation of the June 30, 2007 amounts. The reclassifications have no effect on net income for the six months ended June 30, 2006.

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

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE

The Company's revenues are derived from private hospitals and government contracts with various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance for doubtful accounts and often evaluates receivables for collectibility. The Company had $1,053,925 due to them at June 30, 2007.

The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2007:

Furniture, fixtures and equipment    $     299,265
Less: accumulated depreciation             218,365
                                     -------------
Net book value                       $      80,909
                                     =============

Depreciation expense for the six months ended June 30, 2007 and 2006 was $18,770 and $18,727, respectively.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 5 - DEPOSITS

The Company had deposits with various entities for security purposes. The balance as of June 30, 2007 was $5,068.

NOTE 6 - CUSTOMER LISTS

In the acquisition of Nurses, PRN, the Company recorded customer lists in the amount of $2,528,010. In 2005 the Company recognized impairment in the amount of $400,000 due to Hurricane Katrina, after recognizing $421,335 in amortization for the six months ended December 31, 2005; the customer lists were acquired July 1, 2005 and are being amortized over three years. Amortization expense was $341,336 for the six months ended June 30, 2007.

NOTE 7 - EMPLOYEE ADVANCES

The Company has outstanding at June 30, 2007, $8,078 from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are reflected in the condensed consolidated balance sheet as current assets.

NOTE 8 - LOAN PAYABLE, FACTORING AGENT

In February 2007, the Company entered into a line of credit agreement with a factor. The loan which is due on demand bears fees on accepted accounts purchased by the factor at 0.043% daily rate for the first 95 days and 0.100% daily rate thereafter. The factor lends up to 92% of the receivables balance to the Company, and receives payment directly on the outstanding receivable and the remaining balance is remitted to the Company. The outstanding balance as of June 30, 2007 was $636,058. The balance is reflected net of an eight percent (8%)reserve that the factor has established which is adjusted on each funding.

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

At June 30, 2007 and 2006, deferred tax assets approximated the following:

                                                    2007               2006
                                                                    (Restated)
                                                -----------         -----------
Deferred tax assets                             $ 4,365,000         $ 4,610,000
Less:  valuation allowance                       (4,365,000)         (4,610,000)
                                                -----------         -----------

Net deferred tax assets                         $        -0-        $        -0-
                                                ============        ===========

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       JUNE 30, 2007 AND 2006 (UNAUDITED)

At June 30, 2007 and 2006, the Company had accumulated deficits for tax purposes in the approximate amounts of $13,685,000 and $10,789,000 available to offset future taxable income through 2027 and 2026, respectively. The Company established valuation allowances equal to the full amounts of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

The accumulated deficits for tax purposes have been adjusted for the difference between GAAP and tax treatment for amortization of the customer lists.

NOTE 10 - LOANS PAYABLE, OFFICER

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

The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of common stock of the Company in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, equal to $875,920. The Company has paid down this liability and the total amount outstanding at June 30, 2007 was $19,700. This amount has been included in accounts payable.

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

Rent expense was $126,344 for the six months ended June 30, 2007.

NOTE 12- NOTE PAYABLE

In connection with the acquisition of Nurses PRN on July 1, 2005, the Company assumed a note payable with Jeffrey Dowling in the amount of $365,488. In addition, the Company assumed a note payable with Aftab Adamjee in the amount of $250,000. The IRS has advised the Company not to pay Adamjee until an IRS deficiency is satisfied. The note payable to Jeff Dowling is payable in 26 monthly installments with a 9% interest rate. The note payable to Aftabe Adamjee is payable in two installments. The balances on these notes at June 30, 2007 were $101,309 and $250,000, respectively.

NOTE 13- STOCKHOLDERS' EQUITY

The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 1,000,000,000 shares authorized.

The Company has 182,203,73 common shares issued and outstanding and 4,287,000 shares of Series A shares convertible preferred stock issued and outstanding as of June 30, 2007.

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

On December 7, 2006 a convertible series A preferred shareholder notified the company of their intent to convert 8,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at price of $ .0045, which translated into 1,777,778 shares of common stock.

There were no transactions involving common stock in the quarter ended June 30, 2007.

NOTE 14- GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2006 and 2005, and additional losses in the six months ended June 30, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern. See note 17 regarding bankruptcy.

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

NOTE 16- DERIVATIVE AND WARRANT LIABILITIES

The Company has outstanding 4,287,000 shares of Series A preferred stock with conversion rights that contain free-standing warrants and embedded derivative features (see note 13). The shares were issued pursuant to investment agreements with Cornell Capital. The Company accounts for these derivatives and warrants in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In accordance with the provisions of SFAS No. 133 and EITF Issue No. 00-19, the embedded derivatives and warrants are required to be bifurcated from the debt instrument and recorded as a liability at fair value on the consolidated balance sheet.

As a result of the March 13, 2006 amendment to an agreement with Cornell (see note 13), warrant and derivative liabilities were recorded that were valued using the Black and Scholes Option Pricing Model (Black Scholes). The fair value of the warrant and derivative liabilities exceeded the proceeds received for the preferred stock and since an amount less than zero cannot be assigned to the preferred stock, the excess of the liabilities incurred over the proceeds received is reported as a loss on the transaction, with no amount assigned to preferred stock.

Changes in the fair value of the derivative and warrant liabilities are recorded at each reporting period as a gain (loss) on fair value of derivative and warrant, a separate component of the other income (expense). At December 31, 2005, the 3,000,000 issued and outstanding shares of preferred stock had a derivative liability with a fair value of $2,294,610 and a warrant liability with a fair value of $293,425. In March 2006 the Company issued 1,400,000 shares of preferred stock with an embedded derivative that had a fair value of $1,462,862 and 80,000,000 warrants with a fair value of $2,637,276, at which time an immediate loss of $2,700,138 was recognized in accordance with FASB Statement No. 133 and EITF Issue No. 00-19. In September 2006 the Company issued 3,000,000 options as compensation to its President and CEO with a fair value of $5,890.

At June 30, 2006, the 4,315,000 issued and outstanding shares of preferred stock with embedded derivatives and warrants, and the 3,000,000 options had a derivative liability and warrant liability of $3,213,450 and $1,260,747, respectively, resulting in a net loss of $486,162 for the six months ended June 30, 2006.

At June 30, 2007, the 4,287,000 issued and outstanding shares of preferred stock with embedded derivatives and warrants, and the 3,000,000 options had a derivative liability and warrant liability of $4,672,058 and $119,594, respectively, resulting in a net loss of $968,515 for the six months ended June 30, 2007.


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

NOTE 18- RESTATEMENT

The June 30, 2006 financial statements have been restated. Additional amortization of customer lists has been recorded. Derivative and warrant liabilities were recorded during 2005 and have been revalued at the end of each reporting period. The effect of the restatement on each affected financial statement line item is summarized in the following schedule:

                                                                   June 30, 2006
                                                                   -------------
Consolidated Balance Sheets:
   Customer Lists                                                   $(1,162,699)
   Total Assets                                                      (1,162,699)
   Derivative Liability                                               3,213,450
   Warrant Liability                                                  1,260,747
   Total Current Liabilities                                          4,474,197
   Total Liabilities                                                  4,474,197
   Additional Paid-in Capital                                        (3,929,287)
   Additional Paid-in Capital, Beneficial Conversion                   (537,600)
   Additional Paid-in Capital, Warrants                              (1,142,686)
   Deficit                                                           (1,425,893)
   Total Stockholders' Deficit                                       (5,636,866)
   Total Liabilities and Stockholders' Deficit                       (1,162,669)

                                                           Six Months         Three months
                                                         ended June 30,      ended June 30,
                                                              2006                2006
                                                         --------------      --------------
Consolidated Statements of Operations:
   General and Administrative Expenses                           41,540                  --
   Depreciation and Amortization                                341,334             170,667
   Total Operating Expenses                                     382,874             170,667
   (Loss) Before Other Income (Expenses)                       (382,874)           (170,667)
   Gain (Loss) on Fair Value of Derivative and Warrant          486,162          (2,967,284)
   Beneficial Conversion Expense                                 (4,341)                 --
   Total Other Income (Expenses)                                481,821          (2,967,284)
   Net (Loss) Before Provision for Income Taxes                (864,695)          2,796,617
   Net Loss Applicable to Common Shares                        (864,695)          2,796,617
   Net Loss Per Basis and Diluted Shares                          (0.00)               0.02

Consolidated Statements of Cash Flows:
   Net loss                                                    (864,695)                N/A
   Depreciation and Amortization                                341,334                 N/A
   Gain on fair value of warrants and derivatives               486,162                 N/A
   Beneficial Conversion Expense                                 (4,341)                N/A
   Issuance Costs Deducted from Equity                           41,580                 N/A

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

Business

Medical Staffing is a provider of specialty medical staffing services throughout the country. We presently provide, through our wholly-owned SUBSIDIARIES, TeleScience, health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. Through our wholly-owned SUBSIDIARIES, Nurses Onsite Corp., we provide health related staffing services to private for-profit and non-profit acute care facilities in eleven (11) states. These clients include some of the largest hospital chains in the country as well as small, single location facilities. We provide Registered Nurses (RN), Licensed Practical Nurses (LPN), various types of therapists and Certified Nursing Assistants (CAN's). the majority of our health care workers in the NOC SUBSIDIARIES are RN's.

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

Revenues have grown as a result of our acquisition of Nurses Onsite Corp., which has aggregate revenues greater than Medical Staffing. Nurses Onsite Corp. has substantially increased the Company's operations in the private healthcare nursing sector. The acquisition has made a positive contribution and has provided us an entry vehicle into the commercial nurse staffing arena. Nurses Onsite Corp. is presently operating in eleven (11) staffing locations in eight
(8) states (including Virginia) and has more than 500 nurses that it can call upon to fulfill the needs of over one hundred (100) hospitals it presently services.

In the first quarter of 2007, Nurses Onsite Corp. lost approximately two-third of its revenue due to the separation of its dealerships in Florida. To cut costs, the following regions were closed/merged: Dallas (was merged with Houston), Phoenix, and two Florida dealership sites. The former corporate West Palm Beach office was closed. The Virtual Market was merged into Atlanta. Daily pay was eliminated and replaced with weekly pay. Personnel bonuses were reviewed and re-structured to be based on profitability. Since the second quarter of 2007, the dormant (since Dec 2006) Las Vegas office was re-invigorated and moved into a shared office space with another company. Old contracts were renewed in this market. The Houston Office was closed and set up to run virtually. Twice-weekly pay was introduced into the Atlanta market to attract more nurses and serve as a test for other markets.

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

Going Concern

As reflected in the Company's financial statements as of June 30, 2007, the Company's accumulated deficit is $13,685,404 and the Company has negative working capital of $8,002,478.
The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital. The financial statements for June 30, 2007 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Results Of Operations For The Quarter Ended June 30, 2007, Compared To The Quarter Ended June 30, 2006

                                    Revenues

Revenues for the quarter ended June 30, 2007 were $1,656,233, as compared to revenues of $4,989,308 for the quarter ended June 30, 2006, a decrease of $3,333,075. The decrease in revenues in 2007 was attributable to the loss by Nurses Onsite Corp. of certain dealers contracts.

                                  Cost Of Sales

Cost of sales for the quarter ended June 30, 2007 was $1,207,320, or seventy-three percent (73%) of revenues, as compared to $3,523,872 , or seventy-one percent (71%) of revenues, for the quarter ended June 30, 2006. This percentage increase in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the quarter ended June 30, 2007, was $448,913, or twenty-seven percent (27%) of revenues, as compared to gross profit of $1,465,436, or twenty-nine (29%) of revenues, for the quarter ended June 30, 2006.

                               Operating Expenses

Operating expenses for the quarter ended June 30, 2007, were $996,264, or sixty percent (60%) of revenues, as compared to $2,192,290, or forty-four percent (44%) of revenues, for the quarter ended June 30, 2006. The increase in operating expenses in 2007 was primarily attributable to increased cost of general administrative expenses resulting from remaining general and administrative expenses from Nurses Onsite Corp., and a restatement of the 2006 financial statements.

                             Other Income (Expense)

Other income (expense) for the quarter ended June 30, 2007, was $852,755, as compared to $2,621,809 for the quarter ended June 30, 2006. The decrease was due primarily to a change in fair value of derivative and warrant liability.

                                    Net Loss

The Company had a net gain of $305,404 for the quarter ended June 30, 2007, compared to a net gain of $1,894,955 for the quarter ended June 30, 2006. The net gain of $305,404 was attributable to a gain on fair value of derivative and warrant liability.

 Results Of Operations For The Six Months Ended June 30, 2007, Compared To The
                         Six Months Ended June 30, 2006

                                    Revenues

Revenues for the six (6) months ended June 30, 2007 were $4,020,739, a decrease of $6,150,882, as compared to revenues of $10,171,621 for the six (6) months ended June 30, 2006. The decrease in revenues in 2007 was attributable to the loss by Nurses Onsite Corp. of certain dealer contracts.

                                  Cost Of Sales

Cost of sales for the six (6) months ended June 30, 2007 was $2,918,585, or seventy-three percent (73%) of revenues, as compared to $7,239,471, or seventy-one percent (71%) of revenues, for the six (6) months ended June 30, 2006. This percentage increase in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the six (6) months ended June 30, 2007, was $1,102,154 or twenty-seven percent (27%) of revenues, as compared to gross profit of $2,932,150, or twenty-nine (29%) of revenues, for the six (6) months ended June 30, 2006.

                               Operating Expenses

Operating expenses for the six (6) months ended June 30, 2007 were $2,051,802, or fifty-one percent (51%) of revenues, as compared to $4,239,227 or forty-two percent (42%) of revenues, for the six (6) months ended June 30, 2006. The increase in operating expenses in 2007 was primarily attributable to increased cost of general administrative expenses resulting from remaining general and administrative expenses from Nurses Onsite Corp., and a restatement of the 2006 financial statement.

                             Other Income (Expense)

Other income (expense) for the six (6) months ended June 30, 2007 was ($968,719) as compared to ($1,665,225) for the six (6) months ended June 30, 2007. The decrease was due primarily to a change in fair value of derivatives and warrant liability.

                                    Net Loss

The Company had a net loss of $1,918,367 for the six (6) months ended June 30, 2007, compared to a net loss of $2,972,302 for the six (6) months ended June 30, 2006. The decreased loss of $1,053,975 was attributable to a loss on fair value of derivates and warrant liability.

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

Plan Of Operations

Medical Staffing (through our wholly-owned SUBSIDIARIES, Nurses Onsite Corp.) provides:

o long-term per diem staffing of nurses (RNs,LPNs, CNAs and RTs) to provider hospitals in Virginia, Maryland, D.C., Texas, Louisiana, Georgia and California.

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

Domestic Recruiting of Health Care Professionals. Medical Staffing has a constant need for recruiting medical and non-medical professionals for filling positions created by newly won contracts or for filling vacancies caused by turnover, terminations, or relocations. Medical Staffing has taken initiatives for the recruitment of health care professionals to rectify such turnover and to meet such employment needs on a regular basis, as well as its future contract requirements on a proactive basis. The Company also uses newspaper and internet media extensively for this purpose. NOC's website was recently enhanced to provide for online applications for jobs open or for future upcoming positions.

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

Medical Staffing Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended June 30, 2007 and the quarter ended June 30, 2006, we incurred gains of $305,404 and $1,894,955, respectively. Our accumulated deficit was $13,685,404 for the quarter ended June 30, 2007, and $9,363,250 for the quarter ended June 30, 2006. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.

We Have Been The Subject Of A Going Concern Opinion For June 30, 2007 and June 30, 2006, From Our Independent Registered Public Accounting Firm, which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2006 and December 31, 2005, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve (12) months with the cash currently on hand and anticipated from our operations.

We Have Been Subject To A Working Capital Deficit Which Means That Our Current Assets Are Not Sufficient To Satisfy Our Current Liabilities And, Therefore Our Abilities To Continue Operations Is At Risk.

We have had a working capital deficit in the past, which means that our current liabilities have exceeded our current assets. The company realized a negative working capital of $8,002,478 at June 30, 2007.

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

A material weakness exists as of June 30, 2007, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of June 30, 2007, in controls over closing procedures due to a number of adjustments made at the end of the six-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

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

Further, we understand that by virtue of our bankruptcy filing, all cases are subject to the automatic stay of further proceedings.

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

In June 2006, Contemporary Nursing Solutions, Inc. (CNS) filed an amended complaint in a lawsuit involving the Company and its subsidiaries and asked for unjunctive and other relief for hhiring a former employee of CNS. The Company is presently in the discovery phase of the proceedings. The Company believes the case is without merit, and, if necessary, intends to vigorously defend.

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

On January 24, 2007, the Company filed an adversary proceeding under its Chapter 11 against Medical Staff Management, Inc., seeking damages and a permanent injunction to prevent the misappropriation of Company's intellectual property. This case was settled and dismissed on July 10, 2007.

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

On December 7, 2006 a convertible series A preferred shareholder notified the company of their intent to convert 8,000 shares of preferred stock into common stock, as outlined in the agreement. The preferred shares were converted at price of $ .0045, which translated into 1,777,778 shares of common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(A)

EXHIBIT NO.
--------------------------------------------------------------------------------------------------------------------
3.1         Articles of Incorporation, as amended              Incorporated  by  reference  to  Exhibit  3(a) to the
                                                               Company's  Registration  Statement  on  Form  SB-2 as
                                                               filed with the United States  Securities and Exchange
                                                               Commission on October 9, 2001

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


EXHIBIT NO.
--------------------------------------------------------------------------------------------------------------------
3.4         Certificate of Amendment to Articles of            Incorporated   by  reference  to  Exhibit  3  to  the
            Incorporation                                      Company's  Annual Report on Form 10-KSB as filed with
                                                               the United States Securities and Exchange  Commission
                                                               on March 27, 2003

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

EXHIBIT NO.
--------------------------------------------------------------------------------------------------------------------
10.11       $250,000 Convertible Debenture, dated March 11,    Incorporated  by  reference  to Exhibit  10.11 to the
            2004, issued by Medical Staffing Solutions, Inc.   Company's  Annual Report on Form 10-KSB as filed with
            to Cornell Capital Partners, LP                    the United States Securities and Exchange  Commission
                                                               on April 9, 2004

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

EXHIBIT NO.
--------------------------------------------------------------------------------------------------------------------
10.22       Contract, dated December 6, 2004, by and between   Incorporated  by  reference  to Exhibit  10.22 to the
            Telescience International, Inc. and State of       Company's  Annual Report on Form 10-KSB as filed with
            California Department of Corrections               the United States Securities and Exchange  Commission
                                                               on March 31, 2005

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

EXHIBIT NO.
--------------------------------------------------------------------------------------------------------------------
10.33       Assumption  Agreement,  dated  June 16,  2005, by  Incorporated by reference to Exhibit 99.9 to the
            and   among   Nurses   PRN,   LLC,   Nurses   PRN  Company's Amended Form 8-K as filed with the United
            Acquisition Corp. and Mr. Jeffrey T. Dowling       States Securities and Exchange Commission on July
                                                               14, 2005

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

EXHIBIT NO.
--------------------------------------------------------------------------------------------------------------------
10.44       Form of Addendum to the SYSTRAN Financial          Incorporated  by  reference  to  Exhibit  99.2 to the
            Services Corporation Factoring Agreement           Company's  Form 8-K as filed with the  United  States
                                                               Securities and Exchange Commission on July 14, 2005

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

EXHIBIT NO.
--------------------------------------------------------------------------------------------------------------------
10.55       Certificate of Designation of Series A Preferred   Incorporated by reference to Exhibit 10.2 to the
            Shares, as filed with the Secretary of State for   Company's Current Report on Form 8-K as filed with
            the State of Nevada on December 16, 2005           the United States Securities and Exchange Commission
                                                               on January 18, 2006

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

August 20, 2007              MEDICAL STAFFING SOLUTIONS, INC.

                           By:   /s/ Brajnandan B. Sahay
                                 -----------------------------------------------
                           Name: Brajnandan B. Sahay,
                          Title: President, Chief Executive Officer and Director