Form 10QSB
period 2007-09-30
MEDICAL STAFFING SOLUTIONS INC
filed 2007-12-20
CIK 1160437

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of Securities Exchange Act of 1934, as amended

                For the quarterly period ended September 30, 2007

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

                               OUTSTANDING SHARES

      As of November 14, 2007, there were 182,203,773 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

ITEM 1. FINANCIAL STATEMENTS

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet as of September 30, 2007 (Unaudited)                           F-2

Statements of Operations for the Nine and Three Months Ended
  September 30, 2007 and 2006 (Restated) (Unaudited)                         F-3

Statements of Cash Flows for the Nine Months Ended
  Septemebr 30, 2007 and 2006 (Restated) (Unaudited)                   F-4 - F-5

Notes to Financial Statements                                         F-6 - F-20

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
  Accounts receivable, net                                                            $    916,874
  Prepaid expenses                                                                           8,078
                                                                                      ------------
    Total Current Assets                                                                   924,952
                                                                                      ------------
  Fixed assets, net                                                                         71,524
  Customer Lists                                                                           512,001
  Deposits                                                                                   5,068
  Prepaid Expenses                                                                          55,200
                                                                                      ------------
TOTAL ASSETS                                                                          $  1,568,745
                                                                                      ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES
Current Liabilities:
  Note payable                                                                        $    366,309
  Loan payable - factoring agent                                                           491,827
  Accounts payable and accrued expenses                                                  3,406,538
  Derivative Liabilty                                                                    3,730,929
  Warrant Liability                                                                      2,964,630
                                                                                      ------------
    Total Current Liabilities                                                           10,960,233

Long-term Liabilities:
  Loan payable - officer                                                                   138,207
                                                                                      ------------
    Total Liabilities                                                                   11,098,440
                                                                                      ------------

STOCKHOLDERS' EQUITY
  Preferred Stock, $.001 Par Value; 30,000,000 shares authorized, 4,400,000 shares designated Series A Convertible, $1 stated value, 4,287,000 shares issued
    and outstanding at September 30, 2007                                                    2,887
  Common Stock, $.001 Par Value; 1,500,000,000 shares authorized
    182,203,773 shares issued and outstanding at September 30, 2007                        182,204

  Additional paid-in-capital                                                             6,224,901

  (Deficit)                                                                            (15,939,687)
                                                                                      ------------
    Total Stockholders' Deficit                                                         (9,529,695)
                                                                                      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' Deficit                                           $  1,568,745
                                                                                      ============

See accompanying notes to the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         -------------------------------   -------------------------------
                                                              2007        2006(restated)        2007        2006(restated)
                                                         --------------   --------------   --------------   --------------
OPERATING REVENUES
  Revenue                                                $    5,312,068   $   14,596,385   $    1,291,329   $    4,424,764
COST OF SALES                                                 3,828,015       10,819,949          909,430        3,580,478
                                                         --------------   --------------   --------------   --------------
GROSS PROFIT                                                  1,484,053        3,776,436          381,899          844,286
                                                         --------------   --------------   --------------   --------------
OPERATING EXPENSES
  Administrative payroll, benefits and overhead costs         1,604,450        3,137,547          377,866          637,322
  General and administrative expenses                           633,514        2,160,932          168,852          823,531
  Depreciation and amortization                                 540,159          538,904          180,053          178,842
                                                         --------------   --------------   --------------   --------------
    Total Operating Expenses                                  2,778,123        5,837,383          726,771        1,639,695
                                                         --------------   --------------   --------------   --------------
(LOSS) BEFORE OTHER INCOME (EXPENSES)                        (1,294,070)      (2,060,947)        (344,872)        (795,409)
                                                         --------------   --------------   --------------   --------------
OTHER INCOME (EXPENSES)
  Other income                                                  100,483           49,632           14,645          (48,434)
  Gain (Loss)on Fair value from derivative                     (960,933)      (1,713,513)         941,129          448,493
  Legal Settlement                                                   --         (851,875)              --               --
  Interest expense                                             (149,831)        (519,819)         (63,789)         (94,565)
                                                         --------------   --------------   --------------   --------------
    Total Other Income (Expenses)                            (1,010,281)      (3,035,575)         891,985          305,494
                                                         --------------   --------------   --------------   --------------
NET (LOSS) BEFORE PROVISION FOR INCOME TAXES                 (2,304,351)      (5,096,522)         547,113         (489,915)
Provision for Income Taxes                                           --               --               --               --
                                                         --------------   --------------   --------------   --------------
NET INCOME(LOSS) APPLICABLE TO COMMON SHARES             $   (2,304,351)  $   (5,096,522)         547,113   $     (489,915)
                                                         ==============   ==============   ==============   ==============
NET INCOME PER BASIC AND DILUTED SHARES                  $        (0.01)  $        (0.03)  $        (0.00)  $        (0.00)
                                                         ==============   ==============   ==============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        182,203,773      178,477,270      182,203,773      180,246,333
                                                         ==============   ==============   ==============   ==============
NET INCOME PER FULLY DILUTED SHARES                      $        (0.00)  $        (0.00)  $         0.00   $        (0.00)
                                                         ==============   ==============   ==============   ==============
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING, FULLY DILUTED                       1,500,000,000    1,500,000,000    1,500,000,000    1,500,000,000
                                                         ==============   ==============   ==============   ==============

See accompanying notes to the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                        2007      2006(restated)
                                                    -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITES

  Net (loss)                                        $(2,304,351)   $(5,096,522)
                                                    -----------    -----------
  Adjustments to reconcile net (loss) to net cash
    used in operating activities
    Decrease in allowance for doubtful accounts              --         30,780
    Depreciation and amortization                       540,159        538,904
    Options issued for compensation                       1,610          5,890
    Loss/Gain on fair value of derivative               960,933      1,713,513
    Decrease in accounts receivable                   2,506,362        280,792
    (Increase) decrease in prepaid expenses              (1,316)        55,584
    (Increase) decrease in deposits                      42,943        (80,836)
    Decrease in accounts payable and
      and accrued expenses                               (2,695)     1,303,572

                                                    -----------    -----------
    Total adjustments                                 4,047,995      3,848,199
                                                    -----------    -----------
    Net cash (used in) operating activities           1,743,644     (1,248,323)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                       --        (19,800)
                                                    -----------    -----------
    Net cash  (used in) investing activities                 --        (19,800)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITES

  Increase in loans payable, officer                    138,207             --
  Preferred stock issuance for cash                          --      1,400,000
  Issuance costs deducted from equity                        --       (191,580)
  Proceeds from note payable                             15,000             --
  Cash contributions from subscription receivable            --        415,799
  Increase (decrease) from factoring agent           (1,916,263)      (205,833)
  (Increase) in amounts due related parties                  --        (25,294)
  Net (payments) on notes payable                            --       (371,733)
                                                    -----------    -----------
    Net cash provided by financing activities        (1,763,056)     1,227,192
                                                    -----------    -----------
NET (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (19,412)      (246,764)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                                    19,412        296,498
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $        --    $    49,734
                                                    ===========    ===========

See accompanying notes to the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
CASH PAID DURING THE PERIOD FOR:
  Interest expense                                     $149,831       $208,917
                                                       ========       ========
  Income taxes                                               --             --
                                                       ========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Options issued for compensation                      $  1,610       $  5,890
                                                       ========       ========

See accompanying notes to the condensed consolidated financial statements.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

Upon the share exchange, the Board of Directors approved a stock split in the amount of 14 for 1 stock, on September 29, 2003, increasing the outstanding shares of the Company to 41,200,005. As of September 30, 2006, and September 30, 2007 the Company had 180,425,995 share and 182,203,773 shares of common stock issued and outstanding respectively.

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

On December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (Alexandria Division)("Bankruptcy Court"). Case nos.: 06-11822, 06-11821, and 06-11823. Each of the Registrant and each of the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and Orders of the Bankruptcy Court. On February 15, 2007, the Bankruptcy Court granted the Debtor's motion to consolidate all these cases into one case, No. 06-11822 under Medical Stffing Solutions, Inc.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $100,000. As September 30, 2007 and 2006, the Company had no deposits in excess of the insured limits.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful life of the assets.

      -     Furniture and fixtures seven (7) Years

      -     Office equipment five (5) Years

Income Taxes

The income tax benefit is computed on the pretax loss based on the current tax law. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates.

Advertising

Costs of advertising and marketing are expensed as incurred. Advertising and marketing costs are included in general and administrative costs in the condensed consolidated statements of operations for the nine months ended September 30, 2007 and 2006, respectively.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

                                                          Nine months ended-
                                                      -------------------------
                                                          2007          2006
                                                      -----------   -----------
                                                                     (restated)
Net Loss                                              ($2,304,351)  ($5,096,522)
                                                      -----------   -----------
Weighted-average common shares outstanding (basic)    182,203,773   180,425,995
Weighted-average common stock equivalents:
Stock options and warrants                                     --            --
Weighted-average common shares
  outstanding (diluted)                               182,203,773   180,425,995
                                                      ===========   ===========
Net loss per basic and diluted common shares               ($0.01)       ($0.03)
                                                      ===========   ===========

Option and warrants outstanding to purchase stock were not included in the computation of diluted EPS because inclusion would have been antidilutive. As of September 30, 2007, there were no options outstanding. However, there were 95,000,000 freestanding warrants, and approximately 1,317,796,227 common shares available for conversion in association with the convertible preferred Series A stock.

Reclassifications

Certain amounts for the nine months ended September 30, 2006 have been reclassified to conform to the presentation of the September 30, 2007 amounts. The reclassifications have no effect on net income for the nine months ended September 30, 2006.

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

               MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE

The Company's revenues are derived from private hospitals and government contracts with various state and federal agencies including hospitals, medical facilities and penitentiaries. As such, payments for services rendered are based on negotiated terms. The Company does provide for an allowance for doubtful accounts and often evaluates receivables for collectibility. The Company had $916,874 due to them at September 30, 2007.

The accounts receivable are being used as collateral on a line of credit the Company has with a factor (See Note 8).

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2007:

Furniture, fixtures and equipment   $299,265
Less: accumulated depreciation       227,741
                                    --------
Net book value                      $ 71,524
                                    ========

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $28,154 and $26,901, respectively.

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

NOTE 5 - DEPOSITS

The Company had deposits with various entities for security purposes. The balance as of September 30, 2007 was $5,068.

NOTE 6 - CUSTOMER LISTS

In the acquisition of Nurses, PRN, the Company recorded customer lists in the amount of $2,528,010. In 2005 the Company recognized impairment in the amount of $400,000 due to Hurricane Katrina, after recognizing $421,335 in amortization for the nine months ended December 31, 2005; the customer lists were acquired July 1, 2005 and are being amortized over three years. Amortization expense was $512,001 for the nine months ended September 30, 2007.

NOTE 7 - EMPLOYEE ADVANCES

The Company has outstanding at September 30, 2007, $8,078 from related parties, primarily in the form of employee advances. These amounts have no specific repayment terms. As such, the amounts are reflected in the condensed consolidated balance sheet as current assets.

NOTE 8 - LOAN PAYABLE, FACTORING AGENT

In February 2007, the Company entered into a line of credit agreement with a factor. The loan which is due on demand bears fees on accepted accounts purchased by the factor at 0.043% daily rate for the first 95 days and 0.100% daily rate thereafter. The factor lends up to 92% of the receivables balance to the Company, and receives payment directly on the outstanding receivable and the remaining balance is remitted to the Company. The outstanding balance as of September 30, 2007 was $491,827. The balance is reflected net of an eight percent (8%)reserve that the factor has established which is adjusted on each funding.

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

At September 30, 2007 and 2006, deferred tax assets approximated the following:

                                2007          2006
                             -----------   -----------
                                            (Restated)
Deferred tax assets          $ 4,986,000   $ 4,146,000
Less: valuation allowance     (4,986,000)   (4,146,000)
                             -----------   -----------
Net deferred tax assets      $        --   $        --
                             ===========   ===========

                MEDICAL STAFFING SOLUTIONS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)

At September 30, 2007 and 2006, the Company had accumulated deficits for tax purposes in the approximate amounts of $14,665,000 and $12,195,000 available to offset future taxable income through 2027 and 2026, respectively. The Company established valuation allowances equal to the full amounts of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

The Company paid $216,236 of this amount, and then in November 2003, the President of the Company in a private stock transaction, signed over personal shares of common stock of the Company in consideration for this liability. As such, the Company has recorded a loan payable to the President for the unpaid liability at that time, equal to $875,920. The Company has paid down this liability and the total amount outstanding at September 30, 2007 was $138,207 This amount has been included in accounts payable.

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

Rent expense was $28,646.30 and $252,051 for the quarters ended September 30, 2007 and 2006, respectively.

NOTE 12 - NOTE PAYABLE

In connection with the acquisition of Nurses PRN on July 1, 2005, the Company assumed a note payable with Jeffrey Dowling in the amount of $365,488. In addition, the Company assumed a note payable with Aftab Adamjee in the amount of $250,000. The note payable to Jeff Dowling is payable in 26 monthly installments with a 9% interest rate. The note payable to Aftabe Adamjee is payable in two installments. The balances on these notes at September 30, 2007 were $101,309 and $250,000, respectively. Also, the company received interest fee loans from the company staff in the amount of $15,000.00. The combination of these loans brings the balance on notes payable to $366,309.00 as of September 30, 2007.

NOTE 13 - STOCKHOLDERS' EQUITY

The Company has two classes of stock; a preferred class with a par value of $.001 and 30,000,000 shares authorized, and a common class with a par value of $.001 and 1,500,000,000 shares authorized.

The Company has 182,203,73 common shares issued and outstanding and 4,287,000 shares of Series A shares convertible preferred stock issued and outstanding as of September 30, 2007.

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

There were no transactions involving common stock in the quarter ended September 30, 2007.

NOTE 14 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial net losses for the years ended December 31, 2006 and 2005, and additional losses in the nine months ended September 30, 2007. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern. See note 17 regarding bankruptcy.

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

NOTE 16 - DERIVATIVE LIABILITY

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

Changes in the fair value of the derivative liability are recorded at each reporting period as a gain (loss) on fair value of derivative, a separate component of the other income (expense). At December 31, 2005, the 3,000,000 issued and outstanding shares of preferred stock had a derivative liability with a fair value of $2,294,610. In March 2006 the Company issued 1,400,000 shares of preferred stock with an embedded derivative that had a fair value of $1,462,862, at which time an immediate loss of $2,700,138 was recognized in accordance with FASB Statement No. 133 and EITF Issue No. 00-19. In September 2006 the Company issued 3,000,000 options as compensation to its President and CEO with a fair value of $5,890.

At September 30, 2006, the 4,315,000 issued and outstanding shares of preferred stock with embedded derivatives and warrants, and the 3,000,000 options had a derivative liability of $2,764,957, resulting in a net loss of $1,707,623 for the nine months ended September 30, 2006.

At September 30, 2007, the 4,287,000 issued and outstanding shares of preferred stock with embedded derivatives, and the 3,000,000 options had a derivative liability of $3,730,929 resulting in a net loss of $960,933 for the nine months ended September 30, 2007.

NOTE 17 - BANKRUPTCY

On December 27, 2006 the Registrant and two of its domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Eastern District of Virginia (Alexandria Division)("Bankruptcy Court"). Case nos.: 06-11822, 06-11821, and 06-11823. Each of the Registrant and the subsidiaries remains in possession of its assets and properties and continues to operate its business as a "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and Orders of the Bankruptcy Court. On February 15, 2007, the Bankruptcy Court granted the Debtor's motion to consolidate all these cases into one case, No. 06-11822 under Medical Staffing Solutions, Inc.

NOTE 18 - RESTATEMENT

The September 30, 2006 financial statements have been restated. Additional amortization of customer lists has been recorded. Derivative and warrant liabilities were recorded during 2005 and have been revalued at the end of each reporting period. The effect of the restatement on each affected financial statement line item is summarized in the following schedule:

                                                         September 30, 2006
                                                         ------------------
Consolidated Balance Sheets:
  Customer Lists                                            $(1,333,337)
  Total Assets                                               (1,333,337)
  Derivative Liability                                        2,764,957
  Warrant Liability                                           2,963,020
  Total Current Liabilities                                   5,727,977
  Total Liabilities                                           5,727,977
  Preferred Stock                                                 1,400
  Discount on Preferred Series A Stock                        1,400,000
  Additional Paid-in Capital                                 (3,977,749)
  Additional Paid-in Capital, Beneficial Conversion            (537,600)
  Additional Paid-in Capital, Warrants                       (1,142,686)
  Deficit                                                    (2,801,879)
  Total Stockholders' Deficit                                (7,061,314)
  Total Liabilities and Stockholders' Deficit                (1,333,337)

                                                             Nine Months          Three months
                                                         ended September 30,   ended September 30,
                                                                2006                  2006
                                                         -------------------   -------------------
Consolidated Statements of Operations:
  General and Administrative Expenses                                                      --
  Depreciation and Amortization                                  512,003              170,668
  Total Operating Expenses                                       512,003              170,668
  (Loss) Before Other Income (Expenses)                         (512,003)            (170,668)
  Gain (Loss) on Fair Value of Derivative and Warrant         (1,713,513)             448,493
  Beneficial Conversion Expense                                    5,333                  992
  Total Other Income (Expenses)                               (1,708,180)             449,485
  Net (Loss) Before Provision for Income Taxes                (2,220,183)             278,817
  Net Loss Applicable to Common Shares                        (2,220,183)             278,817
  Net Loss Per Basis and Diluted Shares                            (0.01)                  --

Consolidated Statements of Cash Flows:
  Net loss                                                    (2,220,183)                 N/A
  Depreciation and Amortization                                  512,003                  N/A
  Gain on fair value of warrants and derivatives               1,713,513                  N/A
  Beneficial Conversion Expense                                   (5,333)                 N/A

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

Business

Medical Staffing is a provider of specialty medical staffing services throughout the country. We presently provide, through our wholly-owned SUBSIDIARIES, TeleScience, health related staffing services to Federal and State government clients. These clients include the U.S. Military, Veterans Administration, Public Health Service and State correctional and health and welfare facilities. The facilities include hospitals and clinics. The services include both auxiliary care and professional care staffing. These staffing positions include personnel in the dental, medical and pharmacy areas. Occupational areas provided include nurses, nurse practitioners, dental assistants, pharmacists and physicians. Through our wholly-owned SUBSIDIARIES, Nurses Onsite Corp., we provide health related staffing services to private for-profit and non-profit acute care facilities in four (4) states. These clients include large hospitals and single location facilities. We provide Registered Nurses (RN), Licensed Practical Nurses (LPN), various types of therapists and Certified Nursing Assistants (CAN's). the majority of our health care workers in the NOC SUBSIDIARIES are RN's.

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

Nurses Onsite Corp. has increased the Company's operations in the private healthcare nursing sector. The acquisition has made a positive contribution and has provided us an entry vehicle into the commercial nurse staffing arena. Nurses Onsite Corp. is presently operating in four (4) staffing locations in four (4) states (including Virginia) and has more than 150 nurses that it can call upon to fulfill the needs of over thirty (30) hospitals it presently services.

In the first quarter of 2007, Nurses Onsite Corp. lost approximately two-third of its revenue due to the separation of its dealerships in Florida. To cut costs, the following regions were closed/merged: Dallas (was merged with Houston), Phoenix, and two Florida dealership sites. The former corporate West Palm Beach office was closed. The Virtual Market was merged into Atlanta. Daily pay was eliminated and replaced with weekly pay. Personnel bonuses were reviewed and re-structured to be based on profitability. Since the second quarter of 2007, the dormant (since Dec 2006) Las Vegas office was re-invigorated and moved into a shared office space with another company. Old contracts were renewed in this market. The Houston Office was closed and set up to run virtually. Twice-weekly pay was introduced into the Atlanta market to attract more nurses and serve as a test for other markets. However, in the third quarter of 2007, the Houston and Las Vegas officees were finally closed in view of continued non-profitable operations. Twice-weekly pay was eliminated in Atlanta market due to non-satisfactory results.

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

Going Concern

As reflected in the Company's financial statements as of September 30, 2007, the Company's accumulated deficit is $15,939,687 and the Company has negative working capital of $10,035,281.

The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional debt or capital. The financial statements for September 30, 2007 do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Critical Accounting Policies And Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

      -     Revenue recognition;

      -     Allowance for doubtful accounts; and

      -     Accounting for income taxes.

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

Results of Operations

Results Of Operations For The Quarter Ended September 30, 2007, Compared To The Quarter Ended September 30, 2006

                                    Revenues

Revenues for the quarter ended September 30, 2007 were $1,291,329, as compared to revenues of $4,424,764 for the quarter ended September 30, 2006, a decrease of $3,133,435. The decrease in revenues in 2007 was attributable to the loss by Nurses Onsite Corp. of certain dealers contracts.

                                  Cost Of Sales

Cost of sales for the quarter ended September 30, 2007 was $909,430, or seventy percent(70%) of revenues, as compared to $3,580,478, or eighty-one percent (81%) of revenues, for the quarter ended September 30, 2006. This percentage decrease in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the quarter ended September 30, 2007, was $381,899, or Thirty percent (30%) of revenues, as compared to gross profit of $844,286, or nineteen(19%) of revenues, for the quarter ended September 30, 2006.

                               Operating Expenses

Operating expenses for the quarter ended September 30, 2007, were $726,771, or fifty-six percent (56%) of revenues, as compared to $1,639,695, or thirty-seven percent (37%) of revenues, for the quarter ended September 30, 2006. The increase in operating expenses in 2007 was primarily attributable to increased cost of general administrative expenses resulting from remaining general and administrative expenses from Nurses Onsite Corp., and a restatement of the 2006 financial statements.

                             Other Income (Expense)

Other income for the quarter ended September 30, 2007, was $891,985, as compared to $305,494 for the quarter ended September 30, 2006. The increase was due primarily to a change in fair value of derivative and warrant liability.

                                    Net Loss

The Company had a net gain of $547,113 for the quarter ended September 30, 2007, compared to a net loss of $(489,915) for the quarter ended September 30, 2006. The net gain was attributable to a gain on fair value of derivative and warrant liability.

Results Of Operations For The Nine Months Ended September 30, 2007, Compared To The Nine Months Ended September 30, 2006

                                    Revenues

Revenues for the nine (9) months ended September 30, 2007 were $5,312,068 a decrease of $9,284,317 as compared to revenues of $14,596,385 for the nine (9) months ended September 30, 2006. The decrease in revenues in 2007 was attributable to the loss by Nurses Onsite Corp. of certain dealer contracts.

                                  Cost Of Sales

Cost of sales for the nine (9) months ended September 30, 2007 was $3,828,015, or seventy-two percent (72%) of revenues, as compared to $10,819,949, or seventy-four percent (74%) of revenues, for the nine (9) months ended September 30, 2006. This percentage decrease in cost of sales was primarily attributable to cost of sales on the Nurses Onsite Corp. contracts.

                                  Gross Profit

Gross profit for the nine (9) months ended September 30, 2007, was $1,484,053, or twenty-eight percent (28%) of revenues, as compared to gross profit of $3,776,436, or twenty-six (26%) of revenues, for the nine (9) months ended September 30, 2006.

                               Operating Expenses

Operating expenses for the nine (9) months ended September 30, 2007 were $2,778,123, or fifty-two percent (52%) of revenues, as compared to $5,837,383 or fourty percent (40%) of revenues, for the nine (9) months ended September 30, 2006. The increase in operating expenses in 2007 was primarily attributable to increased cost of general administrative expenses resulting from remaining general and administrative expenses from Nurses Onsite Corp., and a restatement of the 2006 financial statement.

                             Other Income (Expense)

Other income (expense) for the nine (9) months ended September 30, 2007 was ($1,010,281) as compared to ($5,096,522) for the nine (9) months ended September 30, 2006. The decrease was due primarily to a change in fair value of derivatives and warrant liability.

                                    Net Loss

The Company had a net loss of $2,304,351 for the nine (9) months ended September 30, 2007, compared to a net loss of $5,096,522 for the nine (9) months ended September 30, 2006. The decreased loss of $2,792,171 was attributable to a loss on fair value of derivates and warrant liability.

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

Plan Of Operations

Medical Staffing (through our wholly-owned SUBSIDIARIES, Nurses Onsite Corp.) provides:

- long-term per diem staffing of nurses (RNs,LPNs, CNAs and RTs) to provider hospitals in Virginia, Maryland, D.C., Texas, Louisiana, Georgia and California.

Medical Staffing (through our wholly-owned SUBSIDIARIES, TeleScience) provides:

-     medical staffing services, and

-     information technology ("IT") and telecommunications services.

TeleScience provides two (2) categories of services:

-     medical systems ("Medical Systems") and

-     technology ("Technology").

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

The Medical Systems Division for TeleScience International, Inc. won five new contract awards for medical staffing services in the month of September 2007. The contracts were multi-year in term.

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

Medical Staffing Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the quarter ended September 30, 2007 and the quarter ended September 30, 2006, we incurred gains of $547,113 and a loss of ($489,915), respectively. Our accumulated deficit was $15,939,687 for the quarter ended September 30, 2007, and $10,131,982 for the quarter ended September 30, 2006. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. We may not be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems. If our losses continue, our ability to operate may be severely impacted, which could cause Medical Staffing to curtail its operations.

We Have Been The Subject Of A Going Concern Opinion For September 30, 2007 and September 30, 2006, From Our Independent Registered Public Accounting Firm, which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

Our independent registered public accounting firm has added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 31, 2006 and December 31, 2005, which states that the financial statements raise substantial doubt as to Medical Staffing's ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for twelve (12) months with the cash currently on hand and anticipated from our operations.

We Have Been Subject To A Working Capital Deficit Which Means That Our Current Assets Are Not Sufficient To Satisfy Our Current Liabilities And, Therefore Our Abilities To Continue Operations Is At Risk.

We have had a working capital deficit in the past, which means that our current liabilities have exceeded our current assets. The company realized a negative working capital of $7,128,631 at September 30, 2007.

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

Our Common Stock Is Deemed To Be "Penny Stock", Which May Make It More Difficult For Investors To Sell Their Shares Due To Suitability Requirements

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934, as amended. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

-     With a price of less than $5.00 per share;

-     That are not traded on a "recognized" national exchange;

- Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

- In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three (3) years) or $10 million (if in continuous operation for less than three (3) years), or with average revenues of less than $6.0 million for the last three (3) years.

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

A material weakness exists as of September 30, 2007, with regard to insufficient personnel in the accounting and financial reporting function due to the size of the Company which prevents the ability to employ sufficient resources to have adequate segregation of duties within the internal control system. This material weakness affects management's ability to effectively review and analyze elements of the financial statement closing process and prepare consolidated financial statements in accordance with U.S. GAAP.

In addition, a material weakness exists as of September 30, 2007, in controls over closing procedures due to a number of adjustments made at the end of the nine-month period. There were deficiencies in the analysis and reconciliation of equity accounts, which were indicative of a material weakness in controls over the accounting and reporting of capital transactions.

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(A)

EXHIBIT NO.
-----------
3.1           Articles of Incorporation, as amended               Incorporated by reference to Exhibit 3(a) to the
                                                                  Company's Registration Statement on Form SB-2 as
                                                                  filed with the United States Securities and Exchange
                                                                  Commission on October 9, 2001

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

EXHIBIT NO.
-----------
3.4           Certificate of Amendment to Articles of             Incorporated by reference to Exhibit 3 to the
              Incorporation                                       Company's Annual Report on Form 10-KSB as filed with
                                                                  the United States Securities and Exchange Commission
                                                                  on March 27, 2003

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

EXHIBIT NO.
-----------
10.11         $250,000 Convertible Debenture, dated March 11,     Incorporated by reference to Exhibit 10.11 to the
              2004, issued by Medical Staffing Solutions, Inc.    Company's Annual Report on Form 10-KSB as filed with
              to Cornell Capital Partners, LP                     the United States Securities and Exchange Commission
                                                                  on April 9, 2004

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

10.20         Amended and Restated Promissory Note, issued to     Incorporated by reference to Exhibit 10.25 to the
              Cornell Capital Partners, LP by Medical Staffing    Company's Amended Registration Statement on Form SB-2
              Solutions, Inc. on January 5, 2005 and amended      as filed with the United States Securities and
              on June 7, 2005                                     Exchange Commission on August 5, 2005

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

EXHIBIT NO.
-----------
10.22         Contract, dated December 6, 2004, by and between    Incorporated by reference to Exhibit 10.22 to the
              Telescience International, Inc. and State of        Company's Annual Report on Form 10-KSB as filed with
              California Department of Corrections                the United States Securities and Exchange Commission
                                                                  on March 31, 2005

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

10.25         Asset Purchase Agreement, effective as of June      Incorporated by reference to Exhibit 99.1 to the
              16, 2005, by and among Medical Staffing             Company's Amended Form 8-K as filed with the United
              Solutions, Inc., Nurses PRN Acquisition Corp.,      States Securities and Exchange Commission on July 14,
              Nurses PRN, LLC and the Members listed therein      2005

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

10.27         Executive Employment Agreement, dated June 16,      Incorporated by reference to Exhibit 99.3 to the
              2005, by and between Nurses PRN Acquisition Corp.   Company's Amended Form 8-K as filed with the United
              and Mr. Robert Murphy                               States Securities and Exchange Commission on July
                                                                  14, 2005

10.28         Executive Employment Agreement, dated June 16,      Incorporated by reference to Exhibit 99.4 to the
              2005, by and between Nurses PRN Acquisition Corp.   Company's Amended Form 8-K as filed with the United
              and Ms. Linda Romano                                States Securities and Exchange Commission on July
                                                                  14, 2005

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

10.32         Release, dated June 16, 2005, by Ms. Linda Romano   Incorporated by reference to Exhibit 99.8 to the
              releasing all claims against Nurses PRN, LLC        Company's Amended Form 8-K as filed with the United
                                                                  States Securities and Exchange Commission on July
                                                                  14, 2005

EXHIBIT NO.
-----------
10.33         Assumption Agreement, dated June 16, 2005, by and   Incorporated by reference to Exhibit 99.9 to the
              among Nurses PRN, LLC, Nurses PRN Acquisition       Company's Amended Form 8-K as filed with the United
              Corp. and Mr. Jeffrey T. Dowling                    States Securities and Exchange Commission on July
                                                                  14, 2005

10.34         Pledge Agreement, dated June 16, 2005, by and       Incorporated by reference to Exhibit 99.10 to the
              between Mr. Robert Murphy and Ms. Linda J. Romano   Company's Amended Form 8-K as filed with the United
              as Pledgor and Mr. Jeffrey T. Dowling as Pledgee    States Securities and Exchange Commission on July
                                                                  14, 2005

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

10.37         Form of Guaranty of Payment, by Medical Staffing    Incorporated by reference to Exhibit 99.13 to the
              Solutions, Inc. with respect to Mr. Aftab Adamjee   Company's Amended Form 8-K as filed with the United
                                                                  States Securities and Exchange Commission on July
                                                                  14, 2005

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

10.39         Bill of Sale, undated, by and between Nurses PRN,   Incorporated by reference to Exhibit 99.15 to the
              LLC and Nurses PRN Acquisition Corp.                Company's Amended Form 8-K as filed with the United
                                                                  States Securities and Exchange Commission on July
                                                                  14, 2005

10.40         Assignment and Assumption Agreement, dated June     Incorporated by reference to Exhibit 99.16 to the
              16, 2005, by and between Nurses PRN, LLC and        Company's Amended Form 8-K as filed with the United
              Nurses PRN Acquisition Corp.                        States Securities and Exchange Commission on July
                                                                  14, 2005

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

EXHIBIT NO.
-----------
10.44         Form of Addendum to the SYSTRAN Financial           Incorporated by reference to Exhibit 99.2 to the
              Services Corporation Factoring Agreement            Company's Form 8-K as filed with the United States
                                                                  Securities and Exchange Commission on July 14, 2005

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

10.50         Escrow Agreement, dated September 2, 2005, by       Incorporated by reference to Exhibit 99.4 to the
              and between Medical Staffing Solutions, Inc.,       Company's Form 8-K as filed with the United States
              Cornell Capital Partners, LP and David Gonzalez,    Securities and Exchange Commission on October 3, 2005
              Esq., as Escrow Agent

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

EXHIBIT NO.
-----------
10.55         Certificate of Designation of Series A Preferred    Incorporated by reference to Exhibit 10.2 to the
              Shares, as filed with the Secretary of State for    Company's Current Report on Form 8-K as filed with
              the State of Nevada on December 16, 2005            the United States Securities and Exchange Commission
                                                                  on January 18, 2006

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

31.1          Certification pursuant to 15 U.S.C. Section         Provided herewith
              7241, as adopted pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002

32.1          Certification pursuant to 18 U.S.C. Section         Provided herewith
              1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

99.1          Final Order, dated February 16, 2006, in the        Incorporated by reference to Exhibit 99.1 to the Company's
              matter of Azmat Ali v. TeleScience International,   Current Report on
              Inc., et al. (At Law No. 218574) in the Circuit     Form 8-K as filed with the SEC on March 6, 2006
              Court of Fairfax County, Virginia

99.2          Opinion Letter, dated February 16, 2006, in         Incorporated by reference to Exhibit 99.2 to the Company's
              the matter of Azmat Ali v. TeleScience              Current Report on
              International, Inc., et al. (At Law No. 288574)     Form 8-K as filed with the SEC on March 6, 2006
              in the Circuit Court of Fairfax County, Virginia


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Medical Staffing has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized, as amended.

December 19, 2007                       MEDICAL STAFFING SOLUTIONS, INC.


                                        By: /s/ Brajnandan B. Sahay
                                            ------------------------------------
                                            Name:  Brajnandan B. Sahay,
                                            Title: President, Chief Executive
                                                   Officer and Director